Form 10QSB/A
period 1995-03-31
CABARET ROYALE CORP/
filed 1997-03-07
CIK 873085

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                    Commission File Number 33-39263-NY
March 31, 1995


                           CABARET ROYALE CORPORATION

             (Exact name of registrant as specified in its charter)


Delaware                                                       22-2993070
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)



                              10723 COMPOSITE DRIVE
                               DALLAS, TEXAS 75220
                                 (214) 350-2161
                          (Principal Executive Offices)
                          -----------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                            Yes [  ]                No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK, PAR VALUE $0.001                            7,348,574 SHARES
------------------------------                            ----------------
Class                                        Outstanding at March 31, 1995

                           CABARET ROYALE CORPORATION

                                  FORM 10-QSB/A

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Condensed Balance Sheets -
                     March 31, 1995 and December 31, 1994                      3

                  Consolidated Condensed Statements of Operations -
                      Three Months Ended March 31, 1995 and 1994               5

                  Consolidated Condensed Statement of Changes in
                      Stockholders' Equity  - Three Months Ended
                      March 31, 1995                                           6

                  Consolidated Condensed Statements of Cash Flows -
                      Three Months Ended March 31, 1995 and 1994               7

                  Notes to Consolidated Condensed Financial Statements         8


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               12


PART II - OTHER INFORMATION AND SIGNATURES

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


Signatures

                           CABARET ROYALE CORPORATION

                                  FORM 10-QSB/A


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      Consolidated Condensed Balance Sheets

                      March 31, 1995 and December 31, 1994


                                     ASSETS

                                                     MARCH       DECEMBER 31,
                                                     1995            1994
                                                   (Unaudited)

Current assets:
  Cash and cash equivalents                      $   (25,527)             $      --
 Federal Income Tax Refund                             3,409
Accounts receivable:
    Affiliates                                       132,301                  131,809

    Employees                                          1,165
    Prepaid Insurance, Auto                            1,207

         Total current assets                        109,145                  135,218
                                                 -----------              -----------


Property and equipment:
  Land and improvements                                  770                  770,948
  Building and improvements                        3,738,394                3,738,394
  Furniture and equipment                          1,373,766                1,381,005
                                                 -----------              -----------

                                                   5,890,347

  Less accumulated depreciation                   (1,726,380)              (1,669,212)
                                                 -----------              -----------

  Net Property and equipment                        4,156,72                4,221,135

  Other assets, net of accumulated
   amortization of $22,726                            12,288                   18,644
                                                 -----------              -----------


                                                 $ 4,278,162              $ 4,374,997
                                                 ===========              ===========

                           CABARET ROYALE CORPORATION

                      March 31, 1995 and December 31, 1994


                       LIABILITIES AND STOCKHOLDERS' EQUIT

                                                     MARCH       DECEMBER 31,
                                                     1995            1994
                                                   (Unaudited)

Current liabilities:
Bank Overdraft                                  $    69,412
 Accounts payable                                   143,592    $   121,684
  Accrued expenses:
    Interest payable                                270,459        214,535
    Other accrued expenses                          189,215         87,298
 Federal Income taxes payable                        (3,409)
 Bridge Financing Notes payable                   2,835,010      2,835,000
 Other Notes Payable                                 80,585         79,634
 Current Portion of Long term debt and
   Capital Lease Obligation                          63,541         67,490

         Total current liabilities                3,475,053

Net liabilities of CAT Entertainment,
   A discontinued operation                            --        3,793,409
                                                  -----------    ----------


Notes payable and capital lease obligations,
   net of current portion                         1,413,063      1,434,849
                                                  -----------    ----------


Stockholders' equity:
  Common stock; $.001 par; 60,000,000
   shares authorized, 7,298,854 outstanding           7,299          7,299
  Additional paid-in capital                         08,572      5,308,572
  Retained earnings  (deficit)                    9,644,185      9,644,185
  Year-to-Date Net Income                         3,614,420           --

         Total stockholders' equity (deficit)      (713,893)    (4,328,314)
                                                  -----------    ----------

                                                 $ 4,278,162    $4,374,997
                                                 ===========    ==========

          See accompanying notes to consolidated financial statements.

                           CABARET ROYALE CORPORATION

                 Consolidated Condensed Statements of Operations

                                                        Three months ended
                                                            March 31,
                                                        ------------------
                                                       1995            1994
                                                       ----            ----
                                                     (Unaudited)     (Unaudited)

Revenues:
  Rental income                                          127,942    $   224,491
  Franchise Fees                                          30,934
  Operating sales                                        259,517
                                                     -----------    -----------

                                                         158,875        484,008
                                                     -----------    -----------

Operating costs and expenses:
  Cost of sales                                             --           71,354
  Operating expenses                                     197,106        461,450
  General and administrative expenses                       --          308,429
  Depreciation and amortization                           67,774        283,767
                                                     -----------    -----------

                                                         264,880      1,125,000
                                                     -----------    -----------

Operating income (loss)                                 (106,004)      (640,992)
                                                     -----------    -----------

Other income (expenses):
  Interest income                                                           676

  Miscellaneous Income                                     1,719
 Gain on sale of Fixed Assets                             11,151
 Interest/debt conversion expenses                       (94,928)      (154,578)
                                                     -----------    -----------


                                                         (82,058)      (153,902)
                                                     -----------    -----------

Income (loss) before provision
  for income taxes                                      (188,062)      (794,894)
Discontunued Operation Gain on Disposal of CAT         3,802,482
Provision (benefit) for income taxes (Note 6)          _________        (10,985)
                                                                    -----------

Net income (loss)                                    $ 3,614,420    $  (783,909)
                                                     ===========    ===========



Income (loss) per share  (Note 3)                    $      (.49)   $      (.14)
                                                     ===========    ===========

Weighted average shares outstanding (Note 3)           7,348,574      5,796,977
                                                     ===========    ===========

     See accompanying notes to consolidated condensed financial statements.

                           CABARET ROYALE CORPORATION

      Consolidated Condensed Statements of Changes in Stockholders' Equity

                                 March 31, 1995
                                   (Unaudited)

                                     Common stock
                                     ------------
                                Number              Additional                    Total
                                  of                 paid-in       Retained     stockholders'
                                shares    Amount     capital       earnings        equity
                                ------    ------     -------       --------        ------

Balance at December 31, 1994   7,348,574   $7,299   $5,308,572   $(9,644,185)   $(4,328,314)


Net income (loss)                   --       --           --       3,614,420      3,614,420
                               ---------   ------   ----------   -----------    -----------


Balance at March 31, 1995      7,348,574   $7,299   $5,308,572   $(6,029,765)   $  (713,894)
                               =========   ======   ==========   ===========    ===========


      See accompanying notes to consolidated condensed financial statements.

                           CABARET ROYALE CORPORATION

                 Consolidated Condensed Statements of Cash Flows

                                                           Three months ended
                                                              March 31,
                                                           ------------------
                                                          1995             1994
                                                          ----             ----
                                                      (Unaudited)

Cash flows from operating activities:
  Net income (loss)                                    $  (188,062)   $  (783,909)
  Non cash revenues, expenses, gains and
    losses included in net income (loss):
    Debt conversion expense                                   --           75,000
    Depreciation and amortization                           67,775        283,767
    Gain on sale of fixed assets                           (11,151)          --
    Changes in assets and liabilities:
      Accounts receivable                                   16,879       (118,280)
       Inventory                                              --          (25,287)
      Other assets                                            --          (73,689)
      Prepaid expenses                                         603           --
      Accounts payable                                      21,908        465,168
      Accrued expenses                                     101,916         231,54
       Interest payable                                     55,923           --
       Other Notes payable                                     961           --
      Federal income taxes payable                         (10,985)
                                                       -----------    -----------

Net cash provided by operating activities                   66,752         43,333
                                                       -----------    -----------

Gain from discontinued operations                        3,802,482           --
   Net adjustments to reconcile gain from
       discontinued operations to cash received
        from discontinued operations:                   (3,811,945)          --

Net cash used in discontinued operations                    (9,463)          --

Net cash used in investing activities:
  Purchase of leasehold improvements                          --       (2,341,423)
   Payment of rent arrearage                                  --         (141,000)

Net cash used in investing activities                         --       (2,482,423)
                                                                      -----------

Net cash provided by (used in) financing activities:
  Payment of mortgages and notes payable                      --          (29,302)
  Proceeds from bridge loan                                   --        2,655,000

Payment on long term debt                                  (13,405)          --

Net cash provided by (used in) financing activities         13,405      2,625,698
                                                       -----------    -----------

                                                           Three months ended
                                                              March 31,
                                                           ------------------
                                                          1995             1994
                                                          ----             ----
                                                      (Unaudited)

Net increase (decrease) in cash
 and cash equivalents                               43,884                   186,608

Cash and cash equivalents - beginning of period    (69,412)                   39,319
                                                   --------                   ------


Cash and cash equivalents - end of period         $(25,527)                  225,927
                                                   ========                  =======


Supplemental information:
  Interest paid                                    $39,005              $     40,049
                                                    ======                ==========

     See accompanying notes to consolidated condensed financial statements.

                           CABARET ROYALE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The consolidated condensed financial statements included herein have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally include in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Management believes the disclosures are adequate to prevent the financial information from being misleading and believes all adjustments deemed necessary for a fair presentation of the consolidated financial position and operating results for the interim period have been reflected. Consolidated operating results through March 31, 1995, are not necessarily indicative of operating results for the year ending December 31, 1995.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 6, 1994.

         The December 31, 1993 Consolidated Condensed Balance Sheet and related notes thereto were derived from the December 31, 1993 audited Balance Sheet and Notes to the financial statements. On February 16, 1994 (except for note 8 to those financial statements which is as of April 15, 1994), the Company's auditors issued an unqualified opinion including certain explanatory and emphasis paragraphs on the fairness of those financial statements.

2.       ORGANIZATION AND BUSINESS OPERATIONS

         On September 30, 1993, Walhill Partners, Ltd. (Walhill) was acquired by Exceptional Enterprises Inc. (Exceptional). After the acquisition, Exceptional changed its name to Cabaret Royale Corporation (the Company). Walhill was originally formed for the purpose of owning a restaurant, bar and cabaret club in Dallas, Texas. Exceptional had been an inactive company whose stock was registered under the Securities Exchange Act of 1933.

         The acquisition of Walhill by Exceptional was accounted for as a reverse acquisition. Under the reverse acquisition, Walhill was effectively the acquiror of Exceptional. Therefore, the accompanying consolidated financial statements are those of Walhill for all periods presented, adjusted to reflect the reverse acquisition. As part of that adjustment, partners' net capital in Walhill was allocated between common stock, additional paid-in-capital and retained earnings.

         During 1993 and 1994, the Company's operations consisted of leasing the Dallas facility to an affiliated company, operating under the name of Cabaret Royale. On February 24, 1994, the Company acquired the outstanding common stock of an entity which owned leasehold improvements in a leased facility in New York City. The acquisition was made through a wholly owned subsidiary of the Company. On March 14, 1994, the facility opened and began operating as a restaurant, bar and cabaret .

                           CABARET ROYALE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                  Organization and business operations (cont.)

         During the first quarter of 1994, the Company issued an aggregate of $2,655,000 in 8% convertible subordinated notes. Proceeds from the notes were partially used for improvements in the New York facility.

         On December 23, 1995, the Company sold its major asset, the restaurant/bar/nightclub facility located at 10723 Composite Drive, Dallas, Texas, to AAI Investments, Inc., a Florida corporation. The Company's other assets, including a franchise operation in Mexico City, Mexico were unaffected.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Cabaret Royale Corporation and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

         PROPERTY, EQUIPMENT, DEPRECIATION AN AMORTIZATION - Property and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the assets, primarily on a straight-line basis for financial statement purposes, as follows:

                                     Years
                                     -----

         Building and improvements   31.5

         Furniture and equipment      5-7


         OTHER ASSETS - Other assets are stated at cost and consist primarily of deferred costs, loan origination fees, deposits and goodwill. Deferred costs include costs related to site selections for future facilities. Costs related to abandoned future facilities and general facility selection costs which cannot be identified with specific locations are charged to operations.

         Loan origination fees of $190,000 related to the issuance of $2,655,000 in convertible subordinated notes, are being amortized on the straight line basis between April 1, 1994 and August 31, 1994, the maturity date of the notes.

         Goodwill represents the aggregate excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight line method over two years from the date of acquisition. Amortization expense charged to operations for the three month period ended March 31, 1994 and 1993 was $79,348 and -0-, respectively.

         INCOME TAXES - Concurrent with the acquisition by Exceptional, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is an uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

                           CABARET ROYALE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

         Pro forma income taxes assume SFAS 109 was adopted as of January 1, 1993 and that the Company operated as a taxable corporation for all periods represented (See Note 6).

         INCOME (LOSS) PER SHARE - Income (loss) per share are computed by dividing the net income (loss) by the weighted average number of common shares outstanding, plus common stock equivalents. Common stock equivalents represent warrants with an exercise price below fair market value for any of the years presented (see Note 7). The income (loss) per share calculations were made as though the Exceptional acquisition took place on January 1, 1993.

4.       CONVERTIBLE DEBT

         During the first quarter of 1994, the Company borrowed an aggregate $2,655,000 on 8% convertible subordinated notes. The notes and related accrued interest are payable on August 31, 1994. Each note is convertible, at the option of the holder, into Class A common stock at the price then offered by the Company in any private or public offering. In connection with the issuance of the convertible subordinated notes, the Company issued 2,655,000 warrants to purchase Class A common stock, exercisable at $2.50 per share. The warrants provide that if the related note is not repaid by May 31, 1994, the number of shares subject to warrants doubles. The warrants further provide that if the related note is not repaid by July 31, 1994, the exercise price decreases to $1.25 a share. The warrants expire three years from the date of issuance.

5.       COMMON STOCK WARRANTS

         At March 31, 1994, the Company had 5,455,000 common stock warrants outstanding. Each warrant is currently exercisable for one share of Class A common stock at prices ranging between $1.00 and $2.50 a share. The warrants expire between February 1996 and July 1998.

6.       INCOME TAXES

         Prior to September 30, 1993 and the acquisition by Exceptional, the Company was organized as a limited partnership. As a limited partnership, income and losses were reported in the income tax returns of the individual partners. Accordingly, no provision was made for income taxes related to partnership operations.

         Pro forma income taxes give effect to corporate taxes as though the Company were taxed as a corporation under the provisions of SFAS 109 during all operating periods reflected.

                           CABARET ROYALE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)




7.       NEW YORK ACQUISITION

         On February 24, 1994, the Company acquired the outstanding common stock of an entity which owned leasehold improvements, furniture, fixtures and equipment in a leased facility in New York City. As consideration for the acquisition, the Company issued 2,400,000 shares of Class A common stock, valued at $3,000,000, and 1,000,000 warrants to purchase Class A common stock at $2.50 a share and 1,000,000 warrants to purchase Class A common stock at $5.00 a share. The warrants are subject, under certain circumstances, to adjustments corresponding to those in the convertible note warrants described above. The warrants expire two years from the date of issuance.

     The following sets forth assets acquired and liabilities assumed in the acquisition:

Assets:
  Inventory                                                           $    3,879
  Property and equipment                                               3,493,647
  Goodwill                                                             4,933,860
  Other assets                                                           308,194
                                                                      ----------
                                                                      $8,739,580
                                                                      ==========

Liabilities:
  Accounts payable                                                    $  724,651
  Notes payable                                                        5,014,929
                                                                      ----------
                                                                       5,739,580
Common stock                                                           3,000,000
                                                                      ----------
                                                                      $8,739,580
                                                                      ==========
8.       COMMITMENTS AND CONTINGENCIES

         An affiliate of the Company, which was the former lessee of the Dallas facility, is the defendant in a lawsuit filed in Federal district court by the U.S. Department of Labor. The lawsuit claims certain independent contractors were employees of such affiliate, rather than independent contractors. The lawsuit was vigorously defended by such affiliate; however, the defense was unsuccesful.. Further, the Internal Revenue Service (IRS) informed such affiliate that, if the lawsuit was successful, the IRS will pursue a claim for payroll tax arrearage. Although the Company is not a party to the above mentioned lawsuit, the results of the suit could negatively impact the operations of the Dallas facility and the collectibility of related rental income.


9.       SUBSEQUENT EVENTS

         On April 15, 1994, the Company entered into an agreement wherein the February 24, 1994 acquisition of the New York City facility (see Note 5) can be rescinded by the seller within a 90-day period. If rescinded, in addition to other consideration to the Company, the Company would be refunded approximately $2,000,000 which could be used to repay outstanding debt.

10.      NON CASH INVESTING AND FINANCING ACTIVITIES

         On February 24, 1994, the Company made a non-cash acquisition of a company which held a lease and owned leasehold improvements in a New York City facility. The Company issued as consideration for the acquisition, 2,400,000 shares of Class A common stock and 2,000,000 warrants to purchase Class A common stock.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


         Introduction
         ------------

         During 1994, the primary effort of the Company will be to bring to full operational status the New York City facility, the newly franchised Mexico City facility, and the evaluation of other expansion facilities and related business opportunities. The acquisition of the New York City facility occurred on February 24, 1994 and began operations on March 14, 1994. Substantial advertising costs were incurred during the first several weeks of operations, the benefit of which should be evident in succeeding quarters of 1994. The Company is streamlining operations of the New York City facility to conform to operating policies and procedures currently in use at the Dallas facility, with the objective of reducing operating costs. The New York facility was placed in bankruptcy in January 1995 and was administered as a "no-asset" Chapter 7 bankruptcy.

         Results of operations
         ---------------------

         The following table sets forth the percentages which the items in the statements of operations bear to revenues for each period presented:

                                                              Period ended
                                                                March 31,
                                                           1994            1995
                                                           ----            ----
Revenues:
 Rental income                                               46.4%        81.0%
 Mexico Franchise Fees                                         --         19.0%
  Operating sales                                            53.6           --
                                                            -----       ------
                                                            100.0        100.0%
Operating costs and expenses:
  Cost of sales                                              14.7           --
  Operating expenses                                         95.3        124.7
  General and administrative
   expenses                                                  63.7           --


  Depreciation and amortization                              58.6         42.0
                                                            -----       ------
  Operating income (loss)                                   (132.3)      (66.7)

Other Income(expense)
  Interest income                                              .1           --
  Interest expense                                             --        (59.8)
  Other income                                                 --          8.1
  Other income(expense)                                        --        (51.7)
                                                            -----       ------
  Interest/debt conversion
    expenses                                                (31.9)          --
Income (loss) before provision
  for income taxes                                          (164.1)         --

Provision (benefit) for income taxes (note 6)                 2.3           --
                                                            -----       ------
Net Income (Loss) from continuing Operations                (118.4)
                                                            -----       ------

Gain on Disposal of CAT                                        --       2393.4
 Net Income (Loss) from Discontinued
      Operations                                               --       2392.4

Net Income (Loss)                                           (161.8)%    2275.0%
                                                            =====       ======

         March 31, 1994 Compared To March 31, 1993
         -----------------------------------------

         Revenues
         --------

         Rent income from the Dallas facility for the three months ended March 31, 1994 increased $8,670, or 4.0%, compared with the same period for the three months ended March 31, 1993. This increase was due primarily to an improved Dallas economy. The New York City facility, after opening on March 14, 1994, has generated operating sales of $259,517.

         Cost of sales
         -------------

         Cost of sales were the result of newly opened operations of the New York City facility.

         Operating expenses
         ------------------

         Operating expenses consist of salaries, payroll taxes, supplies, utilities, advertising and other expenses associated with the opening and operation of the New York City facility.

         General and administrative expenses
         -----------------------------------

         General and administrative expenses increased $301,291, or 422.1%, due primarily to an increase in corporate executive salaries and the cost of professional services, in part related to the acquisition of the New York City facility.

         Depreciation and amortization
         -----------------------------

         The increase in depreciation and amortization expense of $226,987, or 399.8%, was due primarily to the transfer of assets from the previous operating company of the Dallas facility to the Company in partial settlement of an outstanding receivable from that operating company at December 31, 1992. The property and equipment transferred had a net book value totaling $695,674 and included equipment under capital leases. In association with that transfer, the Company assumed capital lease obligations and a note payable totaling $159,482 and $18,755, respectively. Amortization of goodwill associated with the acquisition of the New York City facility also contributed to the increase.

         Interest income
         ---------------

         Interest income arising from a receivable from the previous operating company of the Dallas facility decreased $5,933, or 89.9%, as a result of that company's insolvency.

         Interest/debt conversion expenses
         ---------------------------------

         Interest/debt conversion expenses increased $101,777, or 192.8%, due to the assumption of additional liabilities associated with the transfer of assets from the previous operating company of the Dallas facility. In addition, stock warrants were issued as an inducement for a creditor of the Company to convert certain debt into shares of Class A common stock of the Company.

         Provision (benefit) for income taxes
         ------------------------------------

         A tax benefit of $10,985 relates to net operating losses carried back to taxes incurred in the last quarter of 1993. Prior to the Exceptional acquisition, income or losses of Walhill were reported in the income tax returns of the individual partners. Accordingly, no provision was made for income taxes relating to those operations.

         Net income (loss)
         -----------------

         The March 31, 1994 net loss of $659,009, a decrease in net income of $764,720, was due primarily to the acquisition and start up of the New York City facility.

         Liquidity and capital resources
         -------------------------------

         The Company has operated with a working capital deficiency during the first quarter of the year but continues to have positive cash flows and does not anticipate any problems meeting current liabilities.

         The Company will continue to move forward with plans to open other facilities in other cities and will be seeking to raise capital to finance any such expansion. The acquisition of the New York City facility was accomplished through issuance of shares of Class A common stock and warrants to purchase Class A common stock, in exchange for the stock of the entity owning the New York City facility. The Company loaned $2,000,000 which was used by that entity for renovations to the New York City facility. Funds for the renovation loan came from borrowings of $2,655,000 by 8% convertible subordinated notes of the Company. Those notes will either be converted to Class A common stock of the Company or refinanced before the maturity date of August 31, 1994.

         On April 15, 1994, the Company entered into an agreement with the previous owner of the entity owning the New York City facility to allow him to repurchase such entity. That agreement requires payment of $2,000,000 in cash, less some expenses paid directly on behalf of the Company, and the return of the 2,400,000 shares of Class A common stock of the Company and 2,000,000 warrants to purchase Class A common stock of the Company issued in the original acquisition agreement. If the repurchase is not completed, the Company will continue to own and operate the New York City facility.

         A franchised Mexico City facility had a soft opening on May 17, 1994 and opened for regular business on May 23, 1994. The first year franchise fees will be 5% of gross revenues and subsequent years will be a variable percentage, not less than 5% of gross revenues.



PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

  (a)  Exhibits - None

  (b)  Form 8-K's filed:
             January 27, 1994                        Related to the  acquisition
                                                     of CAT Entertainment  Corp.
                                                     (the    New    York    City
                                                     facility), the amendment of
                                                     certificate              of
                                                     incorporation  to  increase
                                                     authorized stock and divide
                                                     such   into   classes   and
                                                     resignation    of    Joanne
                                                     Bertolini as a director.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.

                           CABARET ROYALE CORPORATION



March 31, 1995


                                        /s/ Salah Izzedin
                                        --------------------------
                                            Salah Izzedin
                                            Chief Executive Officer,
                                            Chairman of the Board
                                            of Directors, and President