Form 10QSB/A
period 1995-06-30
CABARET ROYALE CORP/
filed 1997-03-10
CIK 873085

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                      Commission File Number 33-39263-NY
June 30, 1995


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

                         Yes   [ X ]           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK, PAR VALUE $0.001                                7,348.574 SHARES
------------------------------                                ----------------
Class                                             Outstanding at June 30, 1995


                All currencies stated herein are in U.S. Dollars

                           CABARET ROYALE CORPORATION

                                  FORM 10-QSB/A

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated Condensed Balance Sheets
                     June 30, 1995 and December 31, 1994                       3

                  Consolidated Condensed Statements of operations:
                      Six Months Ended June 30, 1995 and 1994                  5

                  Consolidated Condensed Statements of operations:
                      Six Months Ended June 30, 1995 and 1994                  6

                  Consolidated Condensed Statements of Cash Flows
                      Six Months Ended June 30, 1995  and 1994                 7

                  Notes to Consolidated Condensed Financial Statements         8


Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               12


PART II - OTHER INFORMATION AND SIGNATURES

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                           CABARET ROYALE CORPORATION

                                  FORM 10-QSB/A


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      Consolidated Condensed Balance Sheets

                       June 30, 1995 and December 31, 1994


                                     ASSETS

                                                    JUNE 30,        DECEMBER 31,
                                                      1995                1994
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                      $   (13,405)              --
  Federal Income Tax Refund                            3,409
 Accounts receivable:
    Affiliates                                       134,845            131,809
     Employees                                         2,287
     Prepaid Insurance, Auto                             604

         Total current assets                        124,330            135,218


Property and equipment:
  Land and improvements                              770,948            770,948
  Building and improvements                        3,738,394          3,738,394
  Furniture and equipment                          1,373,766          1,738,394
                                                 -----------        -----------

                                                   5,883,108          5,890,347

  Less accumulated depreciation                   (1,789,609)        (1,669,212)
                                                 -----------        -----------

  Net property and equipment                       4,093,499          4,221,135

Other assets:                                          7,743             18,644
                                                 -----------        -----------

Total Assets                                     $ 4,225,572        $ 4,374,997
                                                 ===========        ===========

                           CABARET ROYALE CORPORATION

                       June 30, 1995 and December 31, 1994


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     JUNE 30,       DECEMBER 31,
                                                      1995             1994
                                                   (Unaudited)
Current liabilities:
  Bank Overdraft                                      69,412
  Accounts payable                                   133,992            121,684
  Accrued expenses:
    Interest payable                                 324,360            214,535
    Other accrued expenses                           233,116             87,298
 Federal Income taxes payable                         (3,409)
 Bridge Financing Notes Payable                    2,835,010          2,835,000
 Other Notes payable                                  65,541             79,634
 Current Portion of Long Term Debt and
    Capital Lease obligation                          63,541             67,490


         Total current liabilities               $ 3,657,852        $ 3,475,053
                                                 -----------        -----------

Net Liabilities of CAT Entertainment,
    A discontinued operation                                        $ 3,793,309
                                                                    -----------

Notes payable, and Capital Lease Obligations
 Net of current portion                            1,398,277          1,434,849


Stockholders equity:
  Common stock; $.001 par; 60,000,000
   shares authorized, 7,298,854 outstanding            7,299              7,299
  Additional paid-in capital                       5,308,572          5,308,572
  Retained earnings                               (9,644,185)        (9,644,185)
  Year to-date Net Income                          3,497,757
         Total stockholders' equity                 (830,557)        (4,328,314)
                                                 -----------        -----------

                                                 $ 4,225,572        $ 4,374,997
                                                 ===========        ===========





          See accompanying notes to consolidated financial statements.



                                              CABARET ROYALE CORPORATION

                                    Consolidated Condensed Statements of Operations

                                                                      Three Months Ended                      Six Months Ended
                                                                            June 30                                June 30
                                                                    -----------------------                ---------------
                                                                  1995               1994                1995                1994
                                                                --------           -------             --------            ------
                                                              (unaudited)         (unaudited)        (unaudited)         (unaudited)
Revenues:
     Rental income .................................            105,926         $   266,123             233,869         $   490,613
     Franchise fees ................................             33,822               3,792              64,755               3,792
     Operating sales ...............................            713,452             972,968
                                                                                -----------         -----------         -----------

                                                                139,748             983,367             298,624           1,467,373
                                                            -----------         -----------         -----------         -----------

Operating costs and expenses:
     Cost of sales .................................            171,148             242,501
     Operating expenses ............................            104,663             677,765             301,770           1,139,216

     General and administrative
       expenses ....................................               --               563,293                --               871,720
     Depreciation and
       amortization ................................             67,776             700,258             135,549             984,025
                                                            -----------         -----------         -----------         -----------
                                                                172,439           2,112,464             437,319           3,237,462
                                                            -----------         -----------         -----------         -----------


Operating income (loss) ............................            (32,691)         (1,129,097)           (138,695)         (1,770,089)

Other income (expenses):
     Interest income ...............................               8.00                 499                8.00               1,174
      Miscellaneous Income .........................              1,719
      Gain on sale of fixed assets .................             11,151
       Interest/debt conversion
       expenses ....................................            (81,724)           (163,554)           (150,910)           (318,131)
                                                            -----------         -----------         -----------         -----------


Net income (loss) before
  provision for income taxes .......................           (114,422)         (1,292,152)           (302,484)         (2,087,046)
Discontinued Operation Gain
 on disposal of CAT ................................             (2,241)          3,800,241

Provision (benefit)  for
  income taxes (Note 6) ............................               --                  --                  --               (10,985)
                                                            -----------         -----------         -----------         -----------

Net income (loss) ..................................           (116,664)         (1,292,152)          3,497,757          (2,076,061)

Pro forma income (loss)
  per share  (Note 3) ..............................              (0.02)        $     (0.19)               0.48         $     (0.31)
                                                            -----------         -----------         -----------         -----------

Pro forma weighted average
  shares outstanding (Note 3) ......................          7,348,574           6,681,534           7,348,574           6,681,534
                                                            ===========         ===========         ===========         ===========



          See accompanying notes to consolidated financial statements.



                           CABARET ROYALE CORPORATION

      Consolidated Condensed Statements of Changes in Stockholders' Equity

                                                       June 30, 1995
                                                        (Unaudited)

                                                          COMMON STOCK
                                                          ------------

                                                   NUMBER                          ADDITIONAL                               TOTAL
                                                     OF                             PAID-IN          RETAINED          STOCKHOLDERS'
                                                   SHARES            AMOUNT         CAPITAL          EARNINGS               EQUITY
                                                   ------            ------         -------          --------               ------


Balance at December 31, 1994 ...........         7,348,574       $     7,299       $ 5,308,572       $(9,644,185)       $(4,328,314)

 Net income (loss) .....................              --                --                --         $ 3,497,757        $ 3,497,757
                                               -----------       -----------       -----------       -----------        -----------

Balance at June 30, 1995 ...............         7,348,574       $     7,299       $ 5,308,572       $(6,146,428)       $  (830,557)
                                               ===========       ===========       ===========       ===========        ===========












     See accompanying notes to consolidated condensed financial statements.



                           CABARET ROYALE CORPORATION

                      Consolidated Statements of Cash Flows

                                                         Six months ended June 30,
                                                         1995              1994
                                                     -----------         -------
Cash flows from operating activities:
     Net income (loss) ..............................   $  (302,484)   $(2,076,061)

     Noncash revenues, expenses, gains
     and losses included in net income (loss):
     Loan origination expense .......................          --           69,000

     Debt conversion expense ........................          --           75,000

     Depreciation and amortization ..................       135,549        984,025
     Gain on sale of fixed assets ...................       (11,151)          --
     Changes in assets and liabilities:
         Accounts receivable ........................        13,213        (89,694)
         Inventories ................................          --          (41,995)
         Other assets ...............................          --          (17,791)
            Prepaid Expenses ........................         1,207
         Accounts payable ...........................        12,308        530,668
         Accrued expenses ...........................          --          267,224
         Other accrued expenses .....................       151,518           --
         Interest payable ...........................       109,825           --
         Other note payable .........................       (14,083)          --
         Federal income taxes payable ...............          --          (10,985)
                                                                       -----------

Net cash provided (used in) by operating activities .        95,901       (310,609)
                                                        -----------    -----------

Gain from discontinued operations ...................     3,800,241           --
 Net adjustments ot reconcile gain from
   Discontinued operations to cash received
   From discontinued operations: ....................    (3,811,945)          --

Net cash used in discontinued operations ............       (11,705)          --

Net cash used in investing activities:
     Purchase of leasehold improvements .............          --       (2,364,649)
     Payment of rent arrearage ......................          --         (141,000)
                                                                       -----------

Net cash used in investing activities ...............          --       (2,505,649)
                                                                       -----------

Net cash provided by (used in) financing activities:
     Payment of mortgages and notes payable .........          --          (59,726)

     Proceeds from bridge loan ......................          --        2,685,000
     Loans from stockholders ........................          --          188,000

Payment on long term debt ...........................       (28,190)          --

Net cash provided by (used in) financing activities .       (28,190)     2,813,274
                                                        -----------    -----------

Net increase (decrease) in cash  and cash equivalents        56,006         (2,984)

Cash and cash equivalents at beginning of year ......       (69,412)        39,319
                                                        -----------    -----------

Cash and cash equivalents at end of period ..........       (13,405)   $    36,335
                                                        ===========    ===========

Supplemental information:
      Interest paid .................................   $    25,816    $    84,220
                                                        ===========    ===========



           See accompanying notes to consolidated financial statements.

                           CABARET ROYALE CORPORATION

                   Notes to Consolidated Financial Statements


1.       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements included herein have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally include in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Management believes the disclosures are adequate to prevent the financial information from being misleading and believes all adjustments deemed necessary for a fair presentation of the consolidated financial position and operating results for the interim period have been reflected. Consolidated operating results through June 30, 1995, are not necessarily indicative of operating results for the year ending December 31, 1995.


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

         During 1993 and 1994, the Company's operations consisted of leasing the Dallas facility to an affiliated company, operating under the name of Cabaret Royale. On February 24, 1994, the Company acquired the outstanding common stock of an entity which owned leasehold improvements in a leased facility in New York City. The acquisition was made through a wholly owned subsidiary of the Company. On March 14, 1994, the facility opened and began operating as a restaurant, bar and cabaret club. During the first quarter of 1994, the Company issued an aggregate of $2,655,000 in 8% convertible subordinated notes. An additional $30,000 in 8% convertible subordinated notes was issued during the second quarter of 1994. Proceeds from the notes were partially used for improvements in the New York facility.

         On December 23, 1995, the Company sold its major asset, the restaurant/bar/nightclub facility located at 10723 Composite Drive, Dallas, Texas, to AAI Investments, Inc., a Florida corporation, and vacated the referenced premises on December 30, 1995. The Company's other assets, including a franchise operation in Mexico City, Mexico, were unaffected.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation - The consolidated financial statements include the accounts of Cabaret Royale Corporation and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

                           CABARET ROYALE CORPORATION

                   Notes to Consolidated Financial Statements


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

         Property, equipment, depreciation and amortization - Property and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the assets, primarily on a straight-line basis for financial statement purposes, as follows:

                                                       Years
                                                       -----

         Buildings and improvement                      31.5
         Furniture and equipment                         5-7

         OTHER ASSETS - Other assets are stated at cost and consist primarily of deferred costs, loan origination fees, deposits and goodwill. Deferred costs include costs related to site selections for future facilities. Costs related to abandoned future facilities and general facility selection costs which cannot be identified with specific locations are charged to operations.

         Loan origination fees of $115,000 related to the issuance of convertible subordinated notes, are being amortized using the interest method between April 1, 1994 and August 31, 1994, the maturity date of the notes. Interest expense charged to operations for the six month period ended June 30, 1994 was $69,000.

         Goodwill represents the aggregate excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight line method over two years from the date of acquisition. Amortization expense charged to operations for the six month period ended June 30, 1994 and 1993 was $331,803 and -0-, respectively.

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

         PRO FORMA INCOME (LOSS) PER SHARE - Pro forma income (loss) per share are computed by dividing the pro forma net income (loss) by the pro forma weighted average number of common shares outstanding, plus common stock equivalents. Common stock equivalents represent warrants with an exercise price below fair market value for any of the years presented (see Note 7). The pro forma income (loss) per share calculations were made as though the Exceptional acquisition took place on January 1, 1993.

                           CABARET ROYALE CORPORATION

                   Notes to Consolidated Financial Statements


4.       CONVERTIBLE DEBT

         During 1994, the Company borrowed an aggregate of $2,685,000 of 8% convertible subordinated notes. The notes and related accrued interest are payable on August 31, 1994. Each note is convertible, at the option of the holder, into Class A common stock at the price then offered by the Company in any private or public offering. In connection with the issuance of the convertible subordinated notes, the Company issued 2,685,000 warrants to purchase Class A common stock, exercisable at $2.50 per share. The warrants provide that if the related note is not repaid by May 31, 1994, the number of shares subject to warrants doubles. The warrants further provide that if the related note is not repaid by July 31, 1994, the exercise price decreases to $1.25 a share. The warrants expire three years from the date of issuance.


5.       NEW YORK ACQUISITION

         On February 24, 1994, the Company acquired the outstanding common stock of an entity which owned leasehold improvements, furniture, fixtures and equipment in a leased facility in New York City. As consideration for the acquisition, the Company issued 2,400,000 shares of Class A common stock, 1,000,000 warrants to purchase Class A common stock at $2.50 a share and 1,000,000 warrants to purchase Class A common stock at $5.00 a share. The warrants are subject, under certain circumstances, to adjustments corresponding to those in the convertible note warrants described above. The warrants expire two years from the date of issuance. The following sets forth assets acquired and liabilities assumed in the acquisition:

Assets:
     Inventory                                     $        3,879
     Property and equipment                             3,493,647
     Goodwill                                           4,933,860
     Other assets                                         308,194
                                                       ----------
                                                      $ 8.739,580
Liabilities:
     Accounts payable                                $    724,651
     Notes payable                                      5,014,929
                                                        ---------
                                                        5,739,580
Common stock                                            3,000,000
                                                      $ 8,739,580
                                                      ===========

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

                           CABARET ROYALE CORPORATION

                   Notes to Consolidated Financial Statements


7.   COMMON STOCK WARRANTS

         At June 30, 1994, the Company had 10,170,000 common stock warrants outstanding. Each warrant is currently exercisable for one share of Class A common stock at prices ranging between $1.00 and $2.50 a share. The warrants expire between February 1996 and July 1998.


8.   RELATED PARTY TRANSACTIONS

         Effective April 1, 1994, the lease with an affiliated company was amended to increase the rent from 16% to 21% of its adjusted gross receipts (minimum $30,000 per month). This was to compensate the Company for management advisory services and use of the trademark. This lease was terminated as part of the sale of the Dallas facility and is no longer in effect.


9.   COMMITMENTS AND CONTINGENCIES

         An affiliate of the Company, which was the former lessee of the Dallas facility, is the defendant in a lawsuit filed in Federal district court by the U.S. Department of Labor. The lawsuit claims certain independent contractors were employees of such affiliate, rather than independent contractors. The lawsuit was vigorously defended by such affiliate; however, the defense was unsuccesful. Further, the Internal Revenue Service (IRS) informed such affiliate that, if the lawsuit was successful, the IRS will pursue a claim for payroll tax arrearages. Although the Company is not a party to the above mentioned lawsuit, the results of the suit could negatively impact the operations of the Dallas facility and the collectibility of related rental income.

         The Company has been notified by the State of New York of a $41,000 sales tax assessment against the New York facility (see Note 5). This assessment relates to operations by the previous owner and is currently being appealed.


10.  NON CASH INVESTING AND FINANCING ACTIVITIES:

         On February 24, 1994, the Company made a non-cash acquisition of a company which held a lease and owned leasehold improvements in a New York City facility. The Company issued as consideration for the acquisition, 2,400,000 shares of Class A common stock and 2,000,000 warrants to purchase Class A common stock.

         On April 1, 1994, the Company made a non-cash conversion of debt and accrued interest to 51,358 shares of Class A Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     Introduction
     ------------

         During 1994, the primary effort of the Company will be to bring to full operational status the New York City facility, the newly franchised Mexico City facility, and the location and evaluation of potential new facilities for expansion. The acquisition of the New York City facility occurred on February 24, 1994 and began operations on March 14, 1994. Extensive advertising was run during the first several weeks of operations, the benefit of which can be seen in the second quarter of 1994 and will continue to be evidenced during succeeding quarters of 1994. Since the acquisition was of an existing corporation, the Company is currently in the process of streamlining the operations to conform to operating policies and procedures currently in use at the Dallas facility, resulting in reduced operating costs in the future. The New York facility was placed in bankruptcy in January 1995 and was administered as a "no-asset" Chapter 7. The franchised facility in Mexico City opened on May 23, 1994. Sales have been better than budgeted and should continue to be higher than initially projected by the Company.

     Results of operations
     ---------------------

         The following table sets forth the percentages which the items in the statements of operations bear to revenues for each period presented:

                                                                Period ended June 30,
                                                                   1995     1994
Revenues:
     Rental income ........................................       78.3      33.4
     Franchise fees .......................................       21.7       0.3
     Operating sales ......................................        --       66.3
                                                                 -----     -----

                                                                 100.0%    100.0%

Operating costs and expenses:
     Cost of sales ........................................        --       16.5
     Operating expenses ...................................      101.0      77.6
     General and administrative ...........................        --       59.4
     Depreciation and amortization ........................       45.4      67.1
                                                                 -----     -----

Operating income (loss) ...................................      146.4    (120.6)
Interest income ...........................................        0         0
Interest expense ..........................................      (50.6)    (21.7)
                                                                 -----     -----

Income (loss) before provision for income taxes ...........        --     (142.3)
Benefit for income taxes ..................................        --        0.8

Net income (loss) from continuing operations ..............      (101.3)     --
Gain on disposal of CAT ...................................      1272.6      --
Net income (loss) from discontinued operations ............      1272.6      --
Net income (loss) .........................................      1171.3  (141.5%)
                                                                 ======   =====

June 30, 1995 compared to June 30, 1994
---------------------------------------

REVENUES - Rent income from the Dallas facility for the six months ended June 30, 1994 increased $78,089, or 18.9%, compared with the same period for the six months ended June 30, 1993. This increase was due to a slight improvement in economic conditions of the Dallas market area and a 5% increase in the rent percent charged to the lessee of the Dallas facility, effective April 1, for management advisory services and use of the trademark. The new facility in New York City contributed operating sales of $972,968. The 5% franchise fee from the facility in Mexico City resulted in $53,792 for the first six weeks of operations, of which $50,000 was paid to the previous holder of the trademark. All future franchise fees will be paid to the Company.

COST OF SALES - Cost of sales were the result of continuing operations of the New York City facility.

OPERATING EXPENSES - Operating expenses consist of salaries, payroll taxes, supplies, utilities, advertising and other expenses associated with the opening and operation of the New York City facility.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased $851,300, or 590.4%, due primarily to the marked increase in executive salaries and professional services related to the acquisition of the new facility in New York as well as reporting requirements as a public company.

DEPRECIATION AND AMORTIZATION - The increase in depreciation and amortization expense of $859,850, or 692.5%, was due primarily to the amortization of goodwill associated with the acquisition of the New York City facility.

INTEREST INCOME - Interest income arising from a receivable from the previous operating company of the Dallas facility decreased $11,960, or 91.1% during the six months, as a result of that company's insolvency.

INTEREST/DEBT CONVERSION EXPENSES - Interest/debt conversion expenses increased $212,821, or 202.1% for the six months, due to the assumption of additional liabilities associated with the transfer of assets from the previous operating company of the Dallas facility. In addition, warrants to purchase shares of Class A Common Stock of the Company valued at $.025 each were issued to an individual assisting with the raising of funds by the Company through 8% Convertible Subordinated Notes. The write off of loan origination fees also contributed to the increase.

PROVISION (BENEFIT) FOR INCOME TAXES - A tax benefit of $10,985 relates to net operating losses carried back to taxes incurred in the last quarter of 1993. Prior to the Exceptional acquisition, income or losses of Walhill were reported in the income tax returns of the individual partners. Accordingly, no provision was made for income taxes relating to those operations.

NET INCOME (LOSS) - The June 30, 1994 net loss of $1,576,461, a decrease in net income of $1,758,205, was due primarily to the acquisition and start up of the New York City facility.

LIQUIDITY AND CAPITAL RESOURCES - The Company has operated with a working capital deficiency during the first half of the year but continues to have break even cash flows and does not anticipate any problems meeting current liabilities.

The Company will continue to move forward with plans to open other facilities in other cities and will be seeking to raise capital to finance any such expansion. The acquisition of the New York City facility was accomplished through issuance of shares of Class A common stock and warrants to purchase Class A common stock, in exchange for the stock of the entity owning the New York City facility. The Company loaned $2,000,000 which was used by that entity for renovations to the New York City facility. Funds for the renovation loan came from borrowing $2,685,000 on 8% convertible subordinated notes of the Company. Those notes will either be converted to Class A common stock of the Company or refinanced before the maturity date of August 31, 1994. The Company expects to borrow an additional $300,000 of the 8% convertible subordinated notes to complete renovations to the New York facility. The Company is currently negotiating to extend the maturity date of the 8% convertible subordinated notes to allow time to explore additional sources of equity investments.

A franchised Mexico City facility had a soft opening on May 17, 1994 and opened for regular business on May 23, 1994. The first year franchise fees will be 5% of gross revenues and subsequent years will be a variable percentage, not less than 5% of gross revenues.

Part II - Other Information
Exhibits and Reports on Form 8-K
--------------------------------

  (a)  Exhibits - None

  (b)  Form 8-K's filed: - none

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.

                           CABARET ROYALE CORPORATION



Junw 30, 1995

                                    /s/ Salah Izzedin
                                    -----------------

                                    Salah Izzedin
                                    President