Form 10QSB/A
period 1995-09-30
CABARET ROYALE CORP/
filed 1997-03-11
CIK 873085

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                      Commission File Number 33-39263-NY
September 30, 1995


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

                           Yes    [X]            No    [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK, PAR VALUE $0.001                                7,348,574 SHARES
------------------------------                                ----------------
Class                                        Outstanding at September 30, 1995


                All currencies stated herein are in U.S. Dollars

                           CABARET ROYALE CORPORATION

                                  FORM 10-QSB/A

                                      INDEX


                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1.           FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets
   September, 1995 and December 31, 1994                                       3

Consolidated Condensed Statements of operations:
    Three Months Ended September 30, 1995 and 1994                             5

Consolidated Condensed Statements of operations:
    Nine Months Ended September 30, 1995 and 1994                              6

Consolidated Condensed Statements of Cash Flows
    Nine Months Ended September 30, 1995 and 1994                              7

Notes to Consolidated Condensed Financial Statements                           8


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               12


PART II - OTHER INFORMATION AND SIGNATURES
------------------------------------------

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                           CABARET ROYALE CORPORATION

                                  FORM 10-QSB/A


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      Consolidated Condensed Balance Sheets

                    September 30, 1995 and December 31, 1994


                                     ASSETS
                                     ------

                                                 September 30,      December 31,
                                                        1995              1994
                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                      $   (17,523)       $      --
   Federal Income Tax Refund                            --                3,409
  Accounts receivable:
    Affiliates                                       176,324            131,809
    Employees                                          2,656               --
                                                 ============       -----------

         Total current assets                        161,457            135,218
                                                 -----------        -----------

Property and equipment:
  Land and improvements                              770,948            770,948
  Building and improvements                        3,738,394          3,738,394
  Furniture and equipment                          1,373,766          1,381,005
                                                 -----------        -----------

                                                   5,883,108          5,890,347

  Less accumulated depreciation                   (1,852,839)        (1,669,212)
                                                 -----------        -----------

  Net Property and equipment                       4,030,269          4,221,135

Other assets                                           3,198             18,644
                                                 -----------        -----------



         Total other assets                      $ 4,194,924        $ 4,374,997
                                                 -----------        -----------

                           CABARET ROYALE CORPORATION

                    September 30, 1995 and December 31, 1994


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                   September 30,    December 31,
                                                       1995              1994
                                                   (Unaudited)
Current liabilities:
   Bank overdraft                                          --       $    69,412
  Accounts payable                                  $    87,099         121,684
  Accrued expenses:
     Interest payable                                   371,014         214,535
     Other accrued expenses                             296,253          87,298
 Management fees payable                                  3,700            --
 Security Deposits                                        2,000            --
 Bridge financing notes payable                       2,835,010       2,835,000
 Other notes payable                                     35,518          79,634
 Current portion of long-term debt
   And Capital Lease Obligations                         63,541          67,490
  Federal Income taxes payable                           (3,409)           --
                                                    -----------     -----------

         Total current liabilities                  $ 3,690,726     $ 3,475,053
                                                    -----------     -----------

Net liabilities of CAT Entertainment,
 A discontinued operation                                  --         3,793,409

Notes payable and capital lease obligations,
 Net of current portion                               1,524,656       1,434,849
                                                    -----------     -----------

Stockholders' equity:
  Common stock; $.001 par; 60,000,000
   shares authorized, 7,298,854 outstanding               7,299           7,299
Additional paid-in capital                            5,308,572       5,308,572
 Retained earnings (deficit)                         (9,644,185)     (9,644,185)
 Year-to-Date Net Income                              3,307,856            --
                                                    -----------     -----------

         Total stockholders' equity(deficit)         (1,020,458)     (4,328,314)
                                                    -----------     -----------

Total Liabilities and Capital                       $ 4,194,924     $ 4,374,997
                                                    ===========     ===========


          See accompanying notes to consolidated financial statements.


                           CABARET ROYALE CORPORATION

                        Consolidated Statements of Income

                                                                    Three Months Ended                      Nine Months Ended
                                                                       September 30,                          September 30,
                                                                  1995              1994                 1995                1994
Revenues:
     Operating sales                                               --           $   462,223                --             1,435,191
      Rental income                                         $   110,129             231,701             343,998             722,314
     Franchise fees                                              34,770             110,113              99,525             113,905
                                                            -----------         -----------         -----------         -----------

                                                            $   144,899         $   195,037         $   443,523         $ 2,271,410
                                                            -----------         -----------         -----------         -----------

Operating costs and expenses:
     Cost of sales                                                 --                99,202                --               341,704
     Operating expenses                                         153,495             530,924             455,263           1,710,752
     General and administrative
       expenses                                                    --               383,523                --             1,214,630
     Depreciation and
       amortization                                              67,774             702,174             203,324            1,686,19
                                                            -----------         -----------         -----------         -----------
                                                                221,269           1,715,823             658,587           4,953,285
                                                            -----------         -----------         -----------         -----------

Operating income (loss)                                         (76,370)           (911,786)           (215,065)         (2,681,875)

Other income (expenses):
     Interest/misc. income                                         --                22,015               1,727              23,190
      Gain on sale of Fixed Assets                                 --                  --                11,151                --
     Interest/debt conversion
       expenses                                                (110,384)           (139,432)           (261,295)           (457,563)
                                                            -----------         -----------         -----------         -----------

Net income (loss) before
  provision for income taxes                                   (186,754)         (1,029,203)           (489,238)         (3,116,248)
Discontinued Operations
   Gain on Disposal of CAT                                       (3,146)               --             3,797,094                --
Provision (benefit)  for
  income taxes (Note 6)                                            --                  --                  --               (10,985)

                                                            -----------         -----------         -----------         -----------
Net income (loss)                                           $  (189,900)        $(1,029,203)        $ 3,307,856         $(3,105,263)

Pro forma income (loss)
  per share  (Note 3)                                       $     (0.03)        $     (0.15)        $     (0.04)        $     (0.44)
                                                            ===========         ===========         ===========         ===========

Pro forma weighted average
  shares outstanding (Note 3)                                 7,348,574           6,980,529           7,348,574           6,980,529
                                                            ===========         ===========         ===========         ===========



          See accompanying notes to consolidated financial statements.


                           CABARET ROYALE CORPORATION

            Consolidated Statement of Changes in Stockholders' Equity

                               September 30, 1995



                                                              Common stock
                                                              ------------
                                                         Number                        Additional                         Total
                                                          of                           paid-in         Retained        stockholders'
                                                       shares           Amount         capital    earnings (deficit)     equity
                                                       ------           ------         -------    ------------------     ------

Balance at December 31, 1994                           7,348,574           7,299       5,308,572       (9,644,185)     $(4,328,314)


Net income (loss)                                            --              --              --          3,307,856        3,307,856


                                                       ----------       ----------     ----------      ----------       ----------

Balance at September 30,1995                            7,348,574           7,299       5,308,572       (6,336,329)      (1,020,458)












          See accompanying notes to consolidated financial statements.




                           CABARET ROYALE CORPORATION

                      Consolidated Statements of Cash Flows

                                                                                                            Nine months ended
                                                                                                       1995                 1994
                                                                                                  ------------          ----------

Cash flows from operating activities:
     Net Income(loss)                                                                          $  (489,238)             $(3,105,263)
     Noncash revenues, expenses, gains, and
        losses included in net income(loss):
         Loan origination expense                                                                     --                    115,000
         Debt conversion expense                                                                      --                     75,000
         Depreciation and amortization                                                             203,324                1,686,199
         Gain on sale of fixed assets                                                              (11,151)                    --
     Changes in assets and liabilities:
         Accounts receivable                                                                       (28,635)                 (70,416)
         Inventories                                                                                  --                    (41,995)
         Other assets                                                                                 --                     (9,123)
            Prepaid expenses                                                                         1,811                     --
         Accounts payable                                                                          (34,585)                 571,534
         Accrued expenses                                                                          214,655                  277,556
         Interest payable                                                                          156,478                     --
         Other notes payable                                                                       (44,106)                    --
         Federal income taxes payable                                                                 --                    (10,985)
                                                                                                                        -----------

Net cash provided (used in) by operating activities                                                (31,449)                (512,493)

Gain from discontinued operations                                                                3,797,094                     --
 Net adjustments to reconcile gain from
   Discontinued  operations  to  cash  received                                                 (3,811,945)                    --
   From  discontinuedoperations:

Net cash used in discontinued operations                                                           (14,851)                    --

Net cash used in investing activities:
     Purchase of leasehold improvements                                                               --                 (2,391,100)
     Payment of rent arrearages                                                                       --                   (141,000)
                                                                                                                        -----------

Net cash used in investing activities                                                                 --                 (2,532,100)

Net cash provided by (used in) financing activities:
     Payment of mortgages and notes payable                                                           --                    (91,599)
     Proceeds from bridge loan                                                                        --                  2,835,010
     Proceeds from new borrowings                                                                  150,000                     --
     Loans from stockholders                                                                          --                    266,000
                                                                                                                        -----------
      Payment on long term debt                                                                     51,812                     --

Net cash provided by (used in) financing activities                                                 98,188                3,009,411

Net increase (decrease) in cash and cash equivalents                                                51,888                  (35,182)

Cash and cash equivalents at beginning of period                                                   (69,412)                  39,319
                                                                                               -----------              -----------

Cash and cash equivalents at end of period                                                     $   (17,523)             $     4,137
                                                                                               ===========              ===========

Supplemental information:
      Interest paid                                                                            $   118,039              $    78,645
                                                                                               ===========              ===========

          See accompanying notes to consolidated financial statements.

                           CABARET ROYALE CORPORATION

                   Notes to Consolidated Financial Statements

1.       CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Management believes the disclosures are adequate to prevent the financial information from being misleading and believes all adjustments deemed necessary for a fair presentation of the consolidated financial position and operating results for the interim period have been reflected. Consolidated operating results through September 30, 1995, are not necessarily indicative of operating results for the year ending December 31, 1995.


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

     During 1993 and 1994, the Company's operations consisted of leasing the Dallas facility to an affiliated company, operating under the name of Cabaret Royale. On February 24, 1994, the Company acquired the outstanding common stock of an entity which owned leasehold improvements in a leased facility in New York City. The acquisition was made through a wholly owned subsidiary of the Company. On March 14, 1994, the facility opened and began operating as a restaurant, bar and cabaret club. During the first quarter of 1994, the Company issued an aggregate of $2,655,000 in 8% convertible subordinated notes. An additional $180,010 in 8% convertible subordinated notes were issued during the second and third quarters of 1994. Proceeds from the notes were primarily used for improvements in the New York facility.

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

     Loan origination fees of $115,000 related to the issuance of convertible subordinated notes, were amortized using the interest method between April 1, 1994 and August 31, 1994, the maturity date of the notes. Interest expense charged to operations for the nine month period ended September 30, 1994 was $115,000.

     Goodwill represents the aggregate excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight line method over two years from the date of acquisition. Amortization expense charged to operations for the nine month period ended September 30, 1994 and 1993 was $578,382 and -0-, respectively.

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

     INCOME (LOSS) PER SHARE - Income (loss) per share are computed by dividing the net income (loss) by the pro forma weighted average number of common shares outstanding, plus common stock equivalents. Common stock equivalents represent warrants with an exercise price below fair market value for any of the years presented (see Note 7). The income (loss) per share calculations were made as though the Exceptional acquisition took place on January 1, 1993.

                           CABARET ROYALE CORPORATION

                   Notes to Consolidated Financial Statements


4.       CONVERTIBLE DEBT

     During 1994, the Company borrowed an aggregate of $2,835,010 of 8% convertible subordinated notes. The notes and related accrued interest were payable on August 31, 1994. These notes are currently in default. Each note is convertible, at the option of the holder, into Class A common stock at the price then offered by the Company in any private or public offering. In connection with the issuance of the convertible subordinated notes, the Company issued 2,835,010 warrants to purchase Class A common stock, exercisable at $2.50 per share. The warrants provide that if the related note is not repaid by May 31, 1994, the number of shares subject to warrants doubles. The warrants further provide that if the related note is not repaid by July 31, 1994, the exercise price decreases to $1.25 a share. The warrants expire three years from the date of issuance. (See Note 7 for total balance of warrants outstanding.)


5.       NEW YORK ACQUISITION

     On February 24, 1994, the Company acquired the outstanding common stock of an entity which owned leasehold improvements, furniture, fixtures and equipment in a leased facility in New York City. As consideration for the acquisition, the Company issued 2,400,000 shares of Class A common stock, 1,000,000 warrants to purchase Class A common stock at $2.50 a share and 1,000,000 warrants to purchase Class A common stock at $5.00 a share. The warrants are subject, under certain circumstances, to adjustments corresponding to those in the convertible note warrants described above. The warrants expire two years from the date of issuance. (See Note 7 for total balance of warrants outstanding.) The following sets forth assets acquired and liabilities assumed in the acquisition:

Assets:
     Inventory                                                        $    3,879
     Property and equipment                                            3,493,647
     Goodwill                                                          4,933,860
     Other assets                                                        308,194
                                                                      ----------

                                                                      $8,739,580
                                                                      ==========

Liabilities:
     Accounts payable                                                 $  724,651
     Notes payable                                                     5,014,929
                                                                      ----------
                                                                       5,739,580
Common stock                                                           3,000,000
                                                                       ---------


                                                                      $8,739,580
                                                                      ==========

                           CABARET ROYALE CORPORATION

                   Notes to Consolidated Financial Statements

6.   INCOME TAXES

   Prior to September 30, 1993 and the acquisition by Exceptional, the Company was organized as a limited partnership. As a limited partnership, income and losses were reported in the income tax returns of the individual partners. Accordingly, no provision was made for income taxes related to partnership operations.


7.   COMMON STOCK WARRANTS

     At June 30, 1994, the Company had 10,470,020 common stock warrants outstanding. Each warrant is currently exercisable for one share of Class A common stock at prices ranging between $1.00 and $2.50 a share. The warrants expire between February 1996 and July 1998.


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

     The Company was notified by the State of New York of a $41,000 sales tax assessment against the New York facility (see Note 5). This assessment relates to operations by the previous owner and has been settled for $322.


10.  NON CASH INVESTING AND FINANCING TRANSACTIONS

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

Item 2. Management's discussion and analysis of financial conditions and results of operations

INTRODUCTION - During 1994, the primary effort of the Company will be to bring to full operational status the New York City facility, the newly franchised Mexico City facility, and the location and evaluation of potential new facilities for expansion. The acquisition of the New York City facility occurred on February 24, 1994 and began operations on March 14, 1994. Extensive advertising was run during the first several weeks of operations, the benefit of which was seen in the second quarter of 1994 and has continued to be evidenced during the third quarter of 1994. Since the acquisition was of an existing corporation, the Company is currently in the process of streamlining the operations to conform to operating policies and procedures currently in use at the Dallas facility, resulting in reduced operating costs in the future. The New York facility was placed in bankruptcy in January 1995 and was administered as a "no-asset" Chapter 7. The franchised facility in Mexico City opened on May 23, 1994. Sales have been better than budgeted and should continue to be higher than initially projected by the Company.

RESULTS OF OPERATIONS - The following table sets forth the percentages which the items in the statements of operations bear to revenues for each period presented:



                                                                                     Period ended September 30,
                                                                                         1995            1994
                                                                                         ----            ----
Revenues:
     Operating sales                                                                        -             63.2
     Rental income                                                                         77.6           31.8
     Franchise fees                                                                        22.4            5.0.
                                                                                           ----           ----
                                                                                          100.0%         100.0%
Operating costs and expenses:
     Cost of sales                                                                          -             15.0
     Operating expenses                                                                   102.6           75.
     General and administrative                                                             -             53.5
     Depreciation and amortization                                                         45.9           74.2
                                                                                           ----           ----
Total Operating Expenses                                                                 (148.5)        (218.0)

Operating income (loss)                                                                   (48.5)        (118.0)

Other Income (expense):
   Interest income                                                                          0.0            1.0
   Interest expense                                                                       (64.7)         (20.1)
                                                                                                          ----
   Other income                                                                             2.9            --

Other income (expense)                                                                    (61.8)          19.1

Net Income(loss) from continuing operations                                               110.3)         (98.1)

Income (loss) before provision for income taxes                                             --           (137.1)

Benefit for income taxes                                                                    --              0.4

Gain on Disposal of CAT                                                                   865.1            --
   Net Income(loss) from Discontinued Operations                                          856.1            --

Net income (loss)                                                                         745.8%        (1367%)
                                                                                          ======         =====

September 30, 1995 compared to September 30, 1994
-------------------------------------------------

REVENUES - The facility in New York City contributed operating sales of $1,435,191 through the third quarter of 1994. Rent income from the Dallas facility for the nine months ended September 30, 1994 increased $114,761, or 18.9%, compared with the same period for the nine months ended September 30, 1993. This increase was due to a slight improvement in economic conditions of the Dallas market area and a 5% increase in the rent percent charged to the lessee of the Dallas facility, effective April 1, for management advisory services and use of the trademark. The 5% franchise fee from the facility in Mexico City resulted in $113,905 for the first four and one-half months of operations.

COST OF SALES - Cost of sales were the result of continuing operations of the New York City facility.


OPERATING EXPENSES - Operating expenses consist of salaries, payroll taxes, supplies, utilities, advertising and other expenses associated with the opening and operation of the New York City facility.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased $1,192,964, or 550.6%, due primarily to the marked increase in executive salaries and professional services related to the acquisition of the new facility in New York, investigating sources of additional equity financing and reporting requirements as a public company.

BAD DEBT EXPENSE - The bad debt expense was due to the write off of a receivable from the previous operating company which became insolvent in 1993.

DEPRECIATION AND AMORTIZATION - The increase in depreciation and amortization expense of $$1,512,008, or 868.0%, was due primarily to the amortization of goodwill associated with the acquisition of the New York City facility.

INTEREST/MISCELLANEOUS INCOME - Interest/miscellaneous income increased $10,055 or 76.6% due to a refund of a license fee for the New York City facility and video income for the rental of the Dallas facility for location filming.

INTEREST/DEBT CONVERSION EXPENSES - Interest/debt conversion expenses increased $314,172, or 219.1% for the nine months, due to the assumption of additional liabilities associated with the transfer of assets from the previous operating company of the Dallas facility. In addition, warrants to purchase shares of Class A Common Stock of the Company valued at $.025 each were issued to an individual assisting with the raising of funds by the Company through 8% Convertible Subordinated Notes. The write off of loan origination fees also contributed to the increase.

PROVISION (BENEFIT) FOR INCOME TAXES - A tax benefit of $10,985 relates to net operating losses carried back to taxes incurred in the last quarter of 1993. Prior to the Exceptional acquisition, income or losses of Walhill were reported in the income tax returns of the individual partners. Accordingly, no provision was made for income taxes relating to those operations.

NET INCOME (LOSS) - The September 30, 1994 net loss of $2,230,964, a decrease in net income of $1,993,206, was due primarily to the acquisition and start up of the New York City facility.

LIQUIDITY AND CAPITAL RESOURCES - The Company has operated with a working capital deficiency during the first three quarters of the year and received short term loans from shareholders to bridge the cash flow deficit until additional equity financing can be obtained.

The Company will continue to move forward with plans to open other facilities in other cities and will be seeking to raise capital to finance any such expansion. The acquisition of the New York City facility was accomplished through issuance of shares of Class A common stock and warrants to purchase Class A common stock, in exchange for the stock of the entity owning the New York City facility. The Company loaned $2,000,000 which was used by that entity for renovations to the New York City facility. Funds for the renovation loan came from borrowings of $2,685,000 by 8% convertible subordinated notes of the Company. Those notes are currently in default. Any additional equity financing raised will be used to retire these notes. The Company borrowed an additional $150,010 of the 8% convertible subordinated notes to complete renovations to the New York facility.

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

                           CABARET ROYALE CORPORATION



September 30, 1995

                                    /s/ Salah Izzedin
                                    -----------------

                                    Salah Izzedin
                                    President