Form 10KSB
period 1995-12-31
CABARET ROYALE CORP/
filed 1997-04-22
CIK 873085

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

  X    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
------
1934

For the fiscal year ended December 31, 1995

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________
Commission file number 33-39263-NY

                           CABARET ROYALE CORPORATION
                 (Name of Small Business Issuer in its charter)
 Delaware                                                22-2993070
 --------                                                ----------
(State or other jurisdiction                  (IRS Employer Identification No.)
or incorporation or organization)
                                  PO Box 794183
                            Dallas, Texas 75379-4183
                    (Address of principal executive offices)

Issuer's   telephone  number  including  area  code:   214-866-8366
Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12 (g) of the Exchange Act:

                                      NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                       No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S
- B is not contained in this form, and no disclosure will be contained, to the best of issuers knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $661,533.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of the Common n Shares as reported for March 20, 1996: $ nil.

State the number of the issuer's  Common shares  outstanding  on March 20, 1996:
7,298,854
*Class A Common Stock only; no Class B Common Stock outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Form 8-K and 8-K/A dated September 30, 1993, Form 8-K dated January 30, 1995, From 8-K dated August 24, 1995 and corresponding From 8-K/A dated August 24, 1995, Form 8-K dated December 23, 1995, and registration statement on Form S-18 effective July 18, 1991.


                            Total number of pages: 30
                            Exhibit Index on page: 13

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

     Registrant was initially formed and organized in September 1988 as a general purpose Delaware corporation in search of an acceptable business, which Corporation completed a public offering of certain of its securities in October 1991. In September 1993 the Registrant acquired all of the assets and assumed all of the liabilities of Walhill Partners, Ltd., a Texas limited partnership, and acquired certain assets of Cabaret Royale Corporation, a Texas Corporation, both being entities located and doing business in Dallas, Texas, (collectively, hereinafter, referred to as "Cabaret"), in exchange for 4,450,000 authorized but previously unissued shares of the Registrant's common stock. Upon consummation of the said acquisition voting control of Registrant was transferred to the controlling persons in Cabaret, and the members of the board of directors of the Registrant resigned in favor of the nominees of said Cabaret affiliates. For further information on the mechanics of the referenced acquisition review may be made of the Form 8-K and Form 8-K/A regarding such acquisition filed with the Securities and Exchange Commission ("SEC"), dated September 30, 1993, and incorporated herein by reference. Effective November 2, 1993 the Registrant changed its corporate name to Cabaret Royale Corporation.

     Registrant is now a Dallas-based enterprise, having terminated its operations in New York and having only a minor interest in its Mexico City operations, said locales being the only other operations recently handled by the Registrant, originally having featured premier cabaret style topless adult entertainment, restaurant, and bar operations and continuing to do so on a limited basis through its Mexico City franchise, but with insignificant income therefrom. Dallas is the Registrant's initial location and was established and leased to an operator in December 1988 and has since undergone significant improvements and upgrading. The Dallas facility was sold in late 1995. The market segment which Registrant's business operations were designed to address is the discriminating business patronage and convention clientele who desire a discrete ambiance set in opulent surroundings. The Registrant maintains an insignificant franchise agreement with an investor group in Mexico which established a Cabaret Royale club in Mexico City. The Mexico city club opened on May 15, 1994. Due to the instability of the Mexican peso in 1995, the revenues from the Mexico City franchise have been less than projected. The Registrant has provided both assistance and support concerning the design and construction of the Mexico City club before opening and, since opening, procedural advice, promotional support and materials. The ability of the Company to continue as a going concern is dependent on the Company's ability to develop profitable operations and obtain additional equity or long-term debt financing. With the sale of the Dallas facility and the decline of the Mexico City franchise, management does not expect any significant operating activity for the foreseeable future. Therefore, management expects the Company to be in an inactive or dormant state until such time as profitable operations can be developed and the Company can resolve its debt default issues.

     On December 23, 1995 the Registrant signed with AAI Investments, Inc., a Florida Corporation (hereinafter the "Buyer") a contract for and closed on Sale of their major asset, the restaurant/bar/nightclub facility located at 10723

Composite Drive, Dallas, Texas, with all associated real property, equipment and facilities owned by Registrant and located there, together with all rights to such address and ownership rights to the name "Cabaret Royale'. The Registrant, pursuant to said contract, closed on the described transaction on December 23, 1995 and vacated the referenced premises as of December 30, 1995. Certain of the Registrant's debts and liabilities were also assumed by the said Buyer in the described transaction. Other assets of the Registrant not directly associated with the facilities at 10723 Composite Drive, Dallas, Texas were not affected, including but not limited to Registrant's rights as franchisor of similar facilities located in Mexico City, Mexico operated as "Club Royale", and other liabilities of the Registrant. Upon vacating the premises at 10723 Composite Drive, Dallas, Texas, the Registrant relocated its business offices to 16135 Preston Road, Suite 121, Dallas, Texas, telephone (214) 866-8366 fax (214) 866-8797. The Buyer is an entity not affiliated with the Registrant and no officers and/or directors or their associates, of the Registrant have any similar status with the Buyer, nor do they have any stock interest therein.

     The Registrant has also taken steps to amend its certificate of incorporation to change its corporate name back to its original name of Exceptional Enterprises Inc. There has been no change in the identity of the Registrant's officers and directors, except that in an unrelated circumstance the Registrant has had elected a new director, Katia Hiles, making the current board of directors of the Registrant consist of two members, to wit Salah Izzedin and Katia Hiles.

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

     The Registrant leases limited office space at 16135 Preston Rd., Suite 121, Dallas, Texas as its administrative offices and has no other business premises.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     Registrant is not aware of any pending or anticipated material legal proceeding involving Registrant or its affiliates which, in the opinion of Registrant, will, if successful, materially affect the status of Registrant's business or assets except as set forth hereinbelow.

     The former contact operator of the Dallas facility of the Registrant under a now terminated operating agreement, Prive Corp. ("Prive") and Priba Corp. ("Priba") is the defendant in a lawsuit filed in the United States District Court for the Northern District of Texas, Dallas Division by the United States Department of Labor in 1991 alleging that entertainers were employees of such operator, rather than independent contractors with such operator. The lawsuit was stayed by operation of 11 U.S.C. 362 as a result of the Prive and Priba's bankruptcy filing under Chapter 7 of the U.S. Bankruptcy Code in July 1994. Registrant is not a party to such lawsuit. Mediation was ordered by the court but was not successful. Therefore, the lawsuit was tried to the Court in 1993. In May 1995, the court held for the Department of Labor. Subsequent to such finding, Salah Izzedin stipulated to a personal judgment of $1,000,000. The Internal Revenue Service has not pursued any claims as of this time.

     The former contact operator of the Dallas facility of the Registrant under a now terminated operating agreement, Prive Corp. ("Prive") and Priba Corp. ("Priba") are defendants in another lawsuit filed in the United States District Court for the Northern District of Texas, Dallas Division in 1990 by two (2) former waitresses, Ann Marie Lindsey and Lindsey York, alleging certain violations by Prive and Priba of age discrimination and other employment laws. This lawsuit was stayed by operation of 11 U.S.C. 362 as a result of Prive and Priba's bankruptcy filings. Recently, CRC (Dallas Food & Beverage) Operating Corp. ("Food & Beverage"), the most current Operator of the club (prior to its sale by th Registrant), DNL Corporation (an assumed business name for Food & Beverage), and Walhill Partners, Ltd. (now Registrant) were added as party defendants. Food & Beverage intends to vigorously defend such action. Food & Beverage and the Registrant are each strongly of the opinion that such lawsuit is without merit.

     Food & Beverage, among others, is a defendant in a case filed in the State District Court in Dallas County, Texas styled Cheri Houston, Plaintiff vs. Sherrye Jinks, et al. This a "dram shop" action alleging that Food & Beverage allowed an intoxicated dancer to leave its premises who later became involved in an accident with the Plaintiff, Cheri Houston. Food & Beverage is strongly of the opinion that the lawsuit is without merit and is vigorously defending the same. Food & Beverage does not have insurance coverage for this alleged liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     In the fourth quarter of fiscal year 1995, one matter was approved by written consent of a majority of the shareholders of the Registrant with written notice sent to all other shareholders in accord with the applicable laws of Delaware, the Registrant's state of incorporation, that matter being the sale of the Dallas facility as substantially all of the Registrant's assets and corresponding authority to change the corporate name of the Registrant back to Exceptional Enterprises Inc.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -----------------------------------------------------------------

MATTERS
-------


     The Registrant's initial public offering of units consisting of common stock and warrants to purchase common stock closed on October 4, 1991, and trading in the common stock of the Registrant commenced October 5, 1991. There has never been, to the best knowledge of Registrant, any market for or trading in Registrant's public warrants or initial offering units. The public warrants of Registrant were redeemed effective December 9, 1993, with none having been exercised prior thereto. The common stock of Registrant,until October 1993, traded sporadically without any material activity and, as of the first quarter of 1995 and forward therefrom, has not been quoted. The securities of the Registrant have never traded on any organized exchange.

     The Registrant's Class A Common Stock, when traded, is traded over the counter on the NASD Electronic Bulletin Board.

     The high and low closing bid quotations in the over-the-counter market for the Registrant's common stock as reported by the relevant market makers for the quarterly periods from October 1993 through the date hereof are as follows:

QUARTER ENDED                               HIGH BID              LOW BID
-------------                               --------              -------

December 31, 1993                           2                     1

March 31, 1994                              3 1/4                 2 5/8

June 30, 1994                               4 1/4                 1

September 30, 1994                          3                     1

December 31, 1994                           2 1/4                 1

March 30, 1995                              1                     1

NO QUOTES AFTER FIRST QUARTER 1995

Quotations represent inter-dealer quotations without adjustment for retail markups or markdowns of commissions and may not necessarily represent actual transactions.

At November 1, 1995, the approximate number of holders of the Registrant's Common Stock was 489. A few shares of the Registrant's common stock are held of record in brokerage accounts in street names and may or may not be held for more than one stockholder. There has been no significant change in the number of shareholders since November 1995. The Company has not paid any cash dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------

       OF OPERATIONS
       -------------

Introduction -

On September 30, 1993, Exceptional Enterprises Inc. (:Registrant") acquired the assets and assumed the liabilities of Walhill Partners, Ltd. ("Walhill"), a Texas limited partnership and acquired the trade name and trademark of Cabaret Royale Corporation, a Texas corporation. After the acquisition, Exceptional changed its name to Cabaret Royale Corporation.

Registrant was originally organized to acquire interest in business opportunity and engage in and provide financial and management services to those businesses. Walhill was formed for the purpose of owning a cabaret facility in Dallas, Texas. the facility is leased to an operator operating company which operates a restaurant, bar and cabaret under the name Cabaret Royale. the Registrant's primary source of income was derived from the lease payments equal to 16% of adjusted gross receipts (minimum of $30,000 a month) during 1994, and 12% of adjusted gross receipts in 1995.

The acquisition, for accounting purposes, was recorded as a reverse acquisition, with Walhill surviving as the acquiror. The acquisition accounting was equivalent to the issuance of stock by Walhill for the net monetary assets of Registrant, accompanied by a recapitalization. the stock was then distributed to the partners of Walhill, and Walhill ceased to exist as an entity.

The Registrant closed its New York operations in late 1994 and sold its Dallas operation in late 1995 and has experienced a significant decrease in revenues from its Mexico City franchise in 1995 and continuing to date.

RESULTS OF OPERATIONS

The following table sets forth the percentage which the items in the statements of operations bear to revenues for each period presented. Year ended December 31,



                                                                   1995      1994
                                                                   ----      ----
Rental Revenues                                                   70.38%     80.04%
Franchise Fees                                                    21.15      17.38
Other Income                                                       8.47       2.58
TOTAL REVENUES                                                   100.00%    100.00%

Operating expenses:
  Depreciation & Amortization                                     36.84      24.27
  Executive Compensation                                          56.95      48.62
  Professional Fees                                               21.15      36.76
  General & administrative                                        16.08      34.14
  Bad debt expense                                                25.70       --

Operating Income (Loss)                                          (56.71)    (43.79)

Loss on sale of assets                                          (329.80)      --
Interest income                                                     .52        .33
Interest expense                                                 (59.24)    (46.30)

Income (loss) from continuing
  operations before provision
  for income taxes                                              (445.52)    (89.76)

Income taxes (benefit)                                             --         0.28

Net income (loss)
  from continuing operations                                    (445.52)    (89.47)

Discontinued operations of CAT Entertainment:
  Loss on discontinuance                                           --      (479.23)
  of CAT operations
Net loss                                                        (445.52)   (568.70)


Revenues - Rent revenues in the twelve months ended December 31, 1995 decreased 486,578 or 51.1% compared with the same period for the year ended December 31, 1994. The decrease was due to rent decrease from 16% to 12% and slow pace of business, and a slow down in business overall due to more competition and internal problems experienced by the Registrant. Franchise fee revenue is derived from franchise location in Mexico City, and was $142,184 for 1995 and for seven months during 1994 was $206,801. Other income of $53,795 was derived from IRS refund, rental fees, and studio site fees for filming.

Depreciation and Amortization - Depreciation and amortization decreased by $45,036 in 1995 compared to 1994 because of closure of certain business assets and sale of others.

General  and  Administrative  -  Executive  compensation  decreased  in  1995 by
$201,521 due to reduction of executive salary and decrease in personnel. Professional fees declined $297,390 because of decline in business and settlement of certain legal issues.

Bad Debt Expense - Bad debt expense increased to $169,988 in 1995 due to write off of accounts receivable from the operating company as results of the sale of the Dallas facility.

Loss on Sale of Assets - The loss on the sale of assets of $2,181,720 resulted from difference in book value and market value of assets sold.

Interest Expense - Interest expense decreased $158,880 or 28.8% due to less debt.

Net Income (Loss) - The 1995 Net Loss from continuing operations was $2,945,283, an increase of $1,877,577 due to loss on sale of assets.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant has continued to operate with a working capital deficiency during 1995. Due to severe cash flow problems and slow pace of business, the Registrant was compelled to sell its capital assets at significant discounts constituting a material loss to the Registrant. There has been no expansion of business and no new business, and the outlook by the Registrant is to eventually terminate its business and/or seek other sources of income or capital to meet its future needs.

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

The report of the Registrant's Independent Auditors, Financial Statements and Notes to Financial Statements appear herein commencing on page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------     ---------------------------------------------------------------

             FINANCIAL DISCLOSURE
             --------------------

The Registrant's independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Belew, Averitt & Company, CPA's, resigned effective August 24, 1995, but assured the Registrant that the basis for their resignation was not because of any concerns on their part as to the accounting records of Registrant or its predecessors being unauditable and they have provided a letter confirming the same. To the best knowledge of Registrant the said principal accountant's past reports on the financial statements have not contained any adverse opinion or a disclaimer of opinion, or been qualified or modified as to uncertainty, audit scope or accounting principles except for an emphasis paragraph concerning the Registrant's ability to continue as a going concern if the Company was not able to successfully complete a further public or private securities placement or to locate other alternative financing. Their decision to resign was not recommended by Registrant.

The Registrant has engaged, effective August 24, 1995, a new independent accountant as its principal accountant to audit the Registrant's financial statements. The identity of the new accountant is Swalm & Associates, P.C., 2929
N. Central Expressway, Suite 250, Richardson, Texas 75080, telephone (214) 980-7801. No particular transaction regarding the Registrant prompted the engagement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE
--------------------------------------------------------------------------------

WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                        Age               Position
----                        ---               --------

Salah Izzedin               48                President, Chairman of the Board,
                                              Chief Executive Officer, Director

Katia Hiles                 26                Director

Salah Izzedin is the President, Chairman of the Board and Chief Executive Officer and a Director of the Registrant and, prior to closing the transaction wherein the Registrant acquired the assets of Walhill Partners Ltd. and Cabaret Royale Corporation (hereinafter the "Transaction"), Mr. Izzedin had served in similar positions with said other companies since 1987. From 1983 until 1988, Mr. Izzedin operated Rick's Restaurant and Bar in Houston, Texas, a gentleman's club. Prior to 1983, Mr. Izzedin was the President of Oceanic Oil Corporation, the representative of various European energy interests in Central and South America, and otherwise engaged in various oil trading activities. Mr. Izzedin holds a Bachelor of Business Administration degree from the American University of Beirut, a Master of Business Administration (Finance and Accounting) degree from Columbia University Graduate School of Business, and is a Certified Public Accountant in the State of New York.

Katia Hiles is a Director. From 1989 through 1990 she held a position with Irell & Mannela, a securities litigation law firm. During 1992 through 1994 she worked with Lehman Brothers Investment Banking group. She holds a Bachelor of Arts degree in Economics and a Bachelor of Arts degree in Political Science from the University of Houston, and a Master of Business Administration degree in Finance from the University of Southern California.

Registrant has no securities registered pursuant to Section 12 of the Exchange Act and is not thereby subject to the filing requirements of Section 16(a), Registrant having terminated its registration of securities under Section 12(g) in November 1995.

ITEM 10.  EXECUTIVE COMPENSATION
--------  ----------------------

No officer or director of the Registrant has received or is under a present contract to receive salaries or other annual compensation exceeding $100,000, except Salah Izzedin whose annual salary is presently $300,000. In 1993, the Company entered into a two year employment agreement with the Company's President calling for compensation of $300,000 per year. In 1996, the president voluntarily reduced his compensation to $60,000 a year. At December 31, 1996 and 1995 the Company owed the President $328,000 and $330,043 under this agreement. There are no special benefit packages given to any officer or director, but the Registrant may and has reserved the right to institute such in the future. There are presently no stock options, warrants or other rights to receive securities of the Registrant held by any officer or director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The following table sets forth information with respect to the share ownership, as of March 31, 1996, of those persons known to Registrant to be the beneficial owners of more than 5% of Registrant's common stock, and of all officers and directors of the Registrant, individually and as a group:

                  Common Stock Owned Beneficially and of Record
                             Percentage of Class (1)

Name and Address                  Number                             Percentage
----------------                  ------                             ----------
Idona Corporation                 3,647,601                          50.32%

Brian A. Travis                   2,400,000                          33.11%

All officers and directors
as a group                        0                                  0%

(1) The table only includes outstanding shares of Registrant's Class A Common Stock. The Registrant also has authorized for issuance but has not issued Class B Common Stock which carries as its only distinction from Class A Common Stock as increased per share voting right of 10 votes per share. Class A Common Stock carries a voting right of one vote per share. All Class B Common Stock is convertible on a share for share basis into Class A Common Stock. The table also does not include Class A Common Stock to be issued on exercise of any outstanding warrants or conversions. Those warrants, and/or conversions which, if exercised, would require issuance of restricted Class A Common Stock constituting more than 5% of outstanding stock of such class (or held by officers or directors of Registrant), are as follows. The Class A Common Stock to be issued upon exercise and/or conversion as listed herein have attached thereto certain limited registration rights.


                                                                                        Amount of Class A
                                                                                        Common Stock available
Name                                        Type of Security                            upon exercise
----                                        ----------------                            -------------

Brian A. Travis                             warrants exercisable                                 2,000,000
                                            at $1.25 per share

Brian A. Travis                             warrants exercisable                                 2,000,000
                                            at $2.50 per share

Water-Jel Technologies Inc.                 warrant attached to                                  500,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Enrique Brodchandel                         warrant attached to                                  1,000,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Jeshayahu Boymelgreen                       warrant attached to                                  1,000,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Paramount Acquisition Inc.                  warrant attached to                                  700,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share



Werner Haase                                warrant attached to                                  700,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Samuel M. Borofsky                          warrant attached to                                  600,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Joseph Salvani                              warrant exercise at $1.00                            300,000

Yitz Grossman                               warrant exercisable at $1.00                         460,000

Avi Grossman                                warrant attached to                                  200,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Allan L. Schrager                           warrant attached to                                  50,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Morgan L. Miller                            warrant attached to                                  100,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Vita A. & Nella J.                          warrant attached to                                  10,000
Colaninno                                   convertible subordinated note
                                            exercisable at $1.25 per share

Lucy Gugliotta                              warrant attached to                                  10,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Thomas J. Piccone                           warrant attached to                                  10,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

David P. Dweck                              warrant attached to                                  100,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

S.S. Dweck & Sons,                          warrant attached to                                  50,000
Inc., Pension Plan                          convertible subordinated note
                                            exercisable at $1.25 per share

Helen Dweck                                 warrant attached to                                  50,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Stephen S. Dweck                            warrant attached to                                  20,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share


Michael Jemal                               warrant attached to                                  50,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Sammy Jemal                                 warrant attached to                                  160,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Shlomo Sitt                                 warrant attached to                                  50,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Evan Hedaya                                 warrant attached to                                  50,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Richard Dweck                               warrant attached to                                  200,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

C. Peter Cole                               warrant attached to                                  60,000
                                            convertible subordinated note
                                            exercisable at $1.25 per share

Randall J. Perry                            $1.00                                                20,000

Debra Gallaro                               $1.00                                                20,000

Total Warrants                                                                                   10,470,000



All of these warrants and conversion privileges are scheduled to expire by 1997 and are not expected by the Registrant to be exercised/converted because of the lack of any appreciable market for the registrant's securities, and no appreciable market is expected to develop in the near future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Transactions and Business Relationships with Management

The Registrant has no material debts outstanding, and has not engaged in any transactions, and has had no significant independent business relationships with any of its officers and/or directors.

CHANGES IN CONTROL

Registrant is not aware of any arrangements which may at a subsequent date result in a change in control of Registrant except that if certain warrants' and/or convertible subordinated notes are transformed through exercise and/or conversion into Class A Common Stock of the Registrant there may be an effect on change in control since certain of those latter convertible securities allow for issuance of between 1,000,000 and 2,000,000 shares of Class A Common Stock which in each instance would constitute probably a minimum of 14% of the then outstanding Class A Common Stock of the Registrant, although no such exercise/conversion is expected by the Registrant because of the lack of any appreciable market for the Registrant's securities, and no appreciable market is expected to develop in the near future.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K
--------  ---------------------------------------

(a) (1) Financial Statements
See Index to Financial Statements, infra

(2) No financial statement schedules are filed as part of this report

(3)  Exhibits

         The exhibits filed as a part of this report are as follows:

                                                     Exhibit No. as filed
Exhibits                                             with documents indicated
--------                                             ------------------------

2(a)  Asset Purchase Agreement between                        1
         Registrant and AAI Investment Inc.
         dated December 23, 1995 (1)

Footnotes to Exhibit Schedule:

(1) Filed with the Securities and Exchange Commission as exhibit, numbered as indicated above, to the Form 8-K of the Registrant, dated December 23, 1995.

(b)  Reports on Form 8-K

The Forms 8-K filed by the Registrant with the Securities and Exchange Commission for fiscal year 1993 to the date hereof are as follows:

1. Form 8-K dated September 29, 1993 wherein notice was given of the execution of agreements for the asset purchase from Walhill Partners, Ltd. and Cabaret Royale Corporation, a texas corporation.

2. Form 8-K dated September 30, 1993 wherein the closing on the Walhill Partners/Cabaret Royale asset purchase was disclosed and disclosure was made of the resignation of the Registrant's auditors, BDO Seidman, with subsequent filed Form 8-K/A disclosing financial information on such closing and further disclosing the amendment to Registrant's certificate of incorporation to change its corporate name to Cabaret Royale Corporation, and a later filed Form 8-K/A including the confirmation letter from BDO Seidman of statements made by Registrant regarding such auditor's resignation.

3. Form 8-K dated November 30, 1993 disclosing the engagement by Registrant of new auditors, Belew, Averitt & Company, CPA.

4. Form 8-K dated January 27, 1994 disclosing the closing on the asset acquisition between Registrant and CAT Entertainment Corp., and disclosing amendment of Registrant's certificate of incorporation to increase its authorized stock and divide such into classes, and further to disclose the resignation of Joanne Bertolini as a director of the Registrant.

5. Form 8-k dated August 24, 1995 disclosing the termination of the contractual agreement with current auditors Belew, Averitt & Company, CPA and the later filed 8-K/A including the confirmation letter from Belew, Averitt & Company, CPA of statements made by the Registrant regarding such auditor's termination. The Form 8-K also disclosed the engagement by the Registrant of new auditors, Swalm & Associates, P.C. The Form 8-K also disclosed the election of a new board of directors, and officers.

6. Form 8-K dated December 23, 1995 disclosing sale by Registrant of its Dallas facilities, movement of its principal offices, and steps taken toward amending its certificate of incorporation to change its corporate name.

                          INDEX TO FINANCIAL STATEMENTS



                                                                            Page

Independent auditor's report                                                F-1

Financial statements:

         Balance sheet as of December 31, 1995                              F-3

         Statements of operations for the years ended
            December 31, 1995 and 1994                                      F-4

         Statements of changes in stockholders' equity (deficit)
             for the years ended December 31, 1995 and 1994
                                                                            F-5

         Statements of cash flows for the years ended
            December 31, 1995 and 1994                                      F-6

         Notes to financial statements                                      F-7

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Cabaret Royale Corporation

We have audited the accompanying balance sheet of Cabaret Royale Corporation as of December 31, 1995 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Prior to its acquisition by the Company in 1994, CAT Entertainment ("CAT") maintained inadequate and incomplete accounting records. In addition, in 1995, prior to our appointment as auditors, CAT filed a petition for bankruptcy reorganization and was subsequently liquidated under Chapter 7 of the Federal Bankruptcy Code. Consequently, we were unable to satisfy ourselves as to the loss from discontinued operations of $5,700,472 for the year ended December 31, 1994.

Because of the significance of the matter discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements for the year ended December 31, 1994.

In our opinion, the 1995 financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Cabaret Royale Corporation as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 10 to the financial statements, a majority of the Company's revenue was derived from an affiliated entity, upon which the Company was economically dependant. In addition, as explained in Note 2, the company changed its consolidation policy with regard to CAT Entertainment.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has suffered recurring losses from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Swalm & Associates, P. C.
Richardson, Texas
February 21, 1997

                           CABARET ROYALE CORPORATION

                                  Balance Sheet
                                December 31, 1995

                                     Assets

 Current assets:
 Cash and cash equivalents                                            $    1,469
  Accounts receivable franchise, net of
    allowance for doubtful accounts (Note 7)                               9,510
  Prepaid expenses                                                           682
  Current portion of note receivable (Note 4)                             64,813
  Note receivable affiliate                                               58,584
  Other note receivable                                                  200,440
  Federal income tax refund (Note 8)                                       3,409
                                                                      ----------

         Total current assets                                            338,907

Note receivable, net of current portion (Note 4)                       1,346,733
                                                                      ----------
                                                                      $1,685,640
                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable - Trade                                          $    44,977
  Accrued interest payable                                              428,802
  Other accrued expenses                                                378,000
  Bridge financing notes payable (Note 5)                             2,835,000
  Current portion of long-term debt (Note 4)                             64,813
  Other notes payable                                                    63,633
                                                                    -----------

         Total current liabilities                                    3,815,225

Long-term debt, net of current portion, (Note 4)                      1,346,733
                                                                    -----------

Commitments and contingencies (Notes 3, 5, 9, 10, and 11)                  --

Stockholders' equity (deficit) (Notes 6 and 9):
 Class A Common stock, $.001 par, 50,000,000
    shares authorized, 7,298,854 outstanding                              7,299
 Class B Common Stock, $.001 par, 10,000,000
    shares authorized, none outstanding                                    --
 Additional paid-in capital                                           5,308,572
 Retained earnings (deficit)                                         (8,792,189)
                                                                    -----------

         Total stockholders' equity (deficit)                        (3,476,318)
                                                                    $ 1,685,640
                 See accompanying notes to financial statements.

                           CABARET ROYALE CORPORATION

                            Statements of Operations
                     Years ended December 31, 1995 and 1994



                                                                               1995                        1994
                                                                               ----                        ----

Rental income (Note 10)                                                   $    465,554                $    952,132
Franchise fees (Note 7)                                                        142,184                     206,801
Other income                                                                     53,795                     30,572
                                                                            -----------                -----------

                                                                               661,533                   1,189,505
                                                                            ----------                   ---------
Operating expenses:
  Depreciation and amortization                                                243,698                    288,734
  Executive compensation                                                       376,715                     578,236
  Professional fees                                                            139,911                     437,301
  General and administrative                                                   106,375                     406,092
  Bad debt expense (Note 10)                                                   169,988                           -
                                                                            ----------             ---------------

Total operating expenses                                                     1,036,687                   1,710,363
                                                                             ---------                   ---------

Operating loss                                                             (   375,154)                (   520,858)
                                                                            ----------                  ----------

Other income (expenses):
  Loss on sale of assets (Note 4)                                           (2,181,720)                          -
  Interest income                                                                3,500                       3,941
  Interest expense                                                         (   391,909)                (   550,789)
                                                                            ----------                  ----------

                                                                            (2,570,129)                (   546,848)
                                                                             ---------                  ----------

Loss from operations before income taxes                                    (2,945,283)                 (1,067,706)
Income taxes (benefit) (Note 8)                                                      -               (       3,409)
                                                                       ---------------                 ------------

Net loss from continuing operations                                         (2,945,283)                 (1,064,297)

Loss on disposal of CAT Entertainment a
   discontinued operation (Note 9):                                                   -                 (5,700,472)
                                                                       ----------------                  ---------

Net Income (loss)                                                         $ (2,945,283)               $ (6,764,769)
                                                                             =========                   =========


Income (loss) per share:
   Loss from continuing operations                                     $          (.40)        $                (.15)
   Gain from discontinued operations                                                 -                          (.83)
                                                                       ---------------                 --------------

Income (loss) per share                                                $          (.40)        $                (.98)
                                                                          ==============             ================

Weighted average shares outstanding                                          7,298,854                   6,921,735
                                                                             =========                   =========



                 See accompanying notes to financial statements.

                           CABARET ROYALE CORPORATION

             Statements of Changes in Stockholders' Equity (Deficit)
                     Years ended December 31, 1995 and 1994




                                                 Common Stock             Additional
                                                                           paid-in         Retained            Total
                                             Shares          Amount        capital          earnings      equity (deficit)
                                             ------          ------        -------          --------      ----------------

Balance December 31, 1993                     4,847,496    $     4,848    $ 2,018,307    $   917,863     $ 2,941,018

Acquisition of CAT
 Entertainment (Note 9)                       2,400,000          2,400      2,997,600           --         3,000,000

Conversion of debt to
  common stock (Note 6)                          51,358             51        102,665           --           102,716

Finders fee warrants (Note 4)                      --             --          190,000           --           190,000

Net loss                                           --             --             --       (6,764,769)     (6,764,769)
                                             -----------    -----------    -----------     -----------     -----------

Balance December 31, 1994,                    7,298,854          7,299      5,308,572     (5,846,906)     (  531,035)

Net Income                                         --             --             --       (2,945,283)     (2,945,283)
                                             -----------    -----------    -----------     -----------     -----------

Balance December 31, 1995                     7,298,854    $     7,299    $ 5,308,572    $(8,792,189)    $(3,476,318)
                                             ===========    ===========    ===========    ===========     ===========



                 See accompanying notes to financial statements.

                           CABARET ROYALE CORPORATION

                            Statements of Cash Flows
                     Years ended December 31, 1995 and 1994



                                                                           1995                          1994
                                                                           ----                          ----

Cash flows from operating activities:
 Income (loss) from continuing operations                                 $ (2,945,283)             $ (1,064,297)
   Noncash revenues, expenses, gains and losses
     included in loss from continuing operations:
       Depreciation and amortization                                           243,698                   288,734
       Loss on sale of assets (Note 4)                                       2,181,720                         -
       Finders fee warrants (Note )                                             -                        190,000
   Net (increase) decrease in:
       Prepaid expenses                                                          1,128                         -
       Accounts receivable - affiliates                                         81,936               (    15,586)
       Other assets                                                                  -                    78,121
   Net increase (decrease) in:
       Accounts payable                                                   (     76,707)                  105,125
       Accrued expenses                                                        504,967                   277,040
       Federal taxes payable                                                         -               (    14,393)
                                                                        ---------------                ----------

   Net cash provided by (used in) continuing operations                  (       8,541)               (  155,256)
                                                                           ------------                ---------

   Gain (loss) from discontinued operation (Note 9)                                  -                (5,700,472)
   Net adjustments to reconcile loss from discontinued
     operations to cash used in discontinued operations                              -                 2,996,130
                                                                       ---------------                 ---------

   Net cash used in discontinued operations                                          -                (2,704,342)
                                                                       ---------------                 ---------

Net cash provided by (used in)  operating activities                      (      8,541)               (2,859,598)
                                                                           -----------                 ---------

Cash flows from investing activities:
   Purchase of property & equipment                                                  -              (     38,068)
   Sale of property and equipment                                               25,000                          -
                                                                           -----------           ----------------

Net cash provided by investing activities                                       25,000               (     38,068)
                                                                           -----------                -----------

Cash flows from financing activities:
   Proceed from bridge financing                                                     -                  2,835,000
   Proceeds from notes payable                                                 150,000                     79,624

   Payment on notes payable                                               (     31,000)                        -
   Payments on long term debt and capital leases                          (     64,578)               (   125,689)
                                                                           -----------                 ----------

Net cash provided by financing activities                                       54,422                  2,788,935
                                                                           -----------                  ---------

Net increase in cash and cash equivalents                                       70,881                (   108,731)

Cash and cash equivalents (overdrafts)at beginning of year                (     69,412)                    39,319
                                                                           -----------                 ----------

Cash and cash equivalents (overdrafts) at end of year                   $        1,469              $ (    69,412)
                                                                          ============                 ==========



                See accompanying notes to financial statements.

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements

                           December 31, 1995 and 1994


1.       ORGANIZATION AND BUSINESS OPERATIONS

Exceptional Enterprises Inc. (Exceptional) was organized to acquire interests in business opportunities and engage in and provide financial and management services to those businesses.

Walhill Partners, Ltd. (Walhill) a Texas limited partnership, was formed for the purpose of owning a restaurant, bar and club facility in Dallas, Texas. Walhill's operations consisted of leasing the facility to an affiliated company which operated under the name Cabaret Royale.

On September 30, 1993, Exceptional acquired the assets and assumed the liabilities of Walhill and acquired the "Cabaret Royale" trade names and trademarks from Cabaret Royale Corporation, a Texas corporation. The acquisition of Walhill by Exceptional was accounted for as a reverse acquisition. Under the reverse acquisition, Walhill was effectively the acquirer of Exceptional. Subsequent to the acquisition, Exceptional changed its name to Cabaret Royale Corporation.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation policy - The Company's policy is to consolidate the accounts of Cabaret Royal Corporation and all majority owned subsidiaries under control of the parent company ("the Company"). At December 31, 1994 and for the year then ended the accounts of CAT Entertainment ("CAT"), a wholly owned subsidiary, were consolidated since at that date the Company had control of CAT. In January, 1995 CAT filed a chapter 11 bankruptcy petition under the Federal Bankruptcy Code was sold to a third party and subsequently liquidated under Chapter 7 of the Federal Bankruptcy Code (see Note 9). Consequently, at December 31, 1995 CAT is not consolidated and the financial statements for the year ended December 31, 1994 have been restated to deconsolidate CAT for that period. The effect of that change was to reduce 1994 net loss and retained deficit by $3,797,279.

Cash equivalents - For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

Income taxes - In 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires an asset and liability approach to financial accounting for income taxes. In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, SFAS 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is an uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements

                           December 31, 1995 and 1994


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Loss per share - Per share information is computed using weighted average common and common equivalent shares outstanding during the respective periods. Warrants are common stock equivalents, however, they are not included in the computation of loss per common share since the effect would be anti-dilutive.


3.       BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include any adjustments that may be necessary relating to the amounts, classification and recoverability of recorded asset amounts and amounts and classification of recorded liabilities. The going concern basis might not be appropriate since the Company has incurred substantial operating losses in 1995 and 1994 and as December 31, 1995, current liabilities exceed current assets and the Company is in default on various note payable agreements (Note 5).

The ability of the Company to continue as a going concern is dependent on the Company's ability to develop profitable operations and obtain additional equity or long-term debt financing. With the sale of the Dallas facility and the decline of the Mexico City franchise, management does not expect any operating activity for the foreseeable future. Therefore, management expects the Company to be in an inactive or dormant state until such time as profitable operations can be developed and the Company can resolve its debt default issues.

4.       SALE OF DALLAS FACILITY

On December 23, 1995 the company sold it major operating asset, the Dallas restaurant , bar and club facility and all associated equipment and real estate to an unrelated party for $1,800,000. The consideration was paid $25,000 in cash, assumption of $1,574,000 in liabilities (including $150,000 borrowed from the purchaser prior to the sale) and $200,440 in a note receivable. As a result of the sale the company recognized a loss on sale of $2,181,720.

The liabilities assumed in connection with the sale of the building included two mortgage notes payable. These notes have not been formally assumed by the purchaser from the lender, however, the purchaser has made the required payments. Therefore, the purchasers commitment to assume the notes has been recorded as a note receivable and the Company's obligation to the lender has remained as a note payable until such time as the purchaser formally assumes the notes. Management believes that the notes will be formally assumed by the purchaser as soon as practicable. Title to the building has transferred to the new owner.

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements

                           December 31, 1995 and 1994


4.       SALE OF DALLAS FACILITY (CONT.)

Future principal amounts due/payable under the mortgage notes are as follows:

         December, 31
               1996                          $ 64,813
               1997                            71,787
               1998                            79,447
               1999                            87,924
               2000                            97,310
               Thereafter                   1,010,265
                                            ---------

               Total                      $ 1,411,546
                                            =========

In November, 1996, due to cash flow problems, the company negotiated an early payoff of the$200,440 note receivable for $150,000 resulting in a loss of $50,440.


5.       BRIDGE FINANCING NOTES PAYABLE

During 1994, the Company borrowed an aggregate $2,835,000 by issuing 8% convertible subordinated notes. The proceeds from the notes were used to renovate and provide operating capital to a facility in New York City (see Note
9). The notes and related accrued interest were payable on August 31, 1994. These notes are currently in default.

Each note is convertible, at the option of the holder, into Class A Common Stock at the price then offered by the Company in any private or public offering. In connection with the issuance of the convertible subordinated notes, the Company issued 2,835,000 warrants to purchase Class A Stock, exercisable at $2.50 per share. The warrants provide that if the related notes were not repaid by May 31, 1994, the number of shares subject to warrants doubled. The warrants further provide that if the related notes were not repaid by July 31, 1994, the exercise price decreased to $1.25 per share. The warrants expire three years from the date of issuance.

In exchange for providing the subordinated financing described above, two individuals received a total of 760,000 warrants (300,000 to related party) to purchase a corresponding number of Class A Stock at $1.00 a share. These warrants were valued for financial statement purposes at $.25 per share. The warrants expire two years from the date of issuance.

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements

                           December 31, 1995 and 1994


6. CAPITAL TRANSACTIONS

Common Stock - On January 26, 1994, the Company amended its articles of incorporation to increase the number of authorized shares of common stock from 10,000,000 to 60,000,000, and designated 50,000,000 of such shares as Class A Common Stock (Class A Stock) and 10,000,000 of such shares as Class B Common Stock (Class B Stock). Class B Stock can be converted to one share of Class A Stock and Class B Stock has a 10-to-1 voting right.

Warrants - At December 31, 1995, the Company had 10,470,000 common stock purchase warrants outstanding. Each warrant is exercisable for one share of common stock at a purchase price ranging from $1.00 to $1.25 per share. The warrants expire in 1996 (4,760,000), 1997 (5,670,000) and 1998 (40,000). Warrant
activity  for the two year  period  ended  December  31,  1995  consists  of the
following:                                        Warrants                 Price

  Balance December 31, 1993                      40,000                   $1.00

  Options granted                            10,430,000           $1.00 - $2.50

  Warrants exercised                                 -                        -

  Warrants expired                                   -                        -

  Balance December 31, 1994                  10,470,000            $1.00 - $2.50

  Options granted                                    -                        -

  Warrants exercised                                 -                        -

  Warrants expired                                   -                        -

  Balance December 31, 1995                  10,470,000            $1.00 - $2.50
                                             ==========


Conversion of debt to equity - In 1994, 51,358 shares of Class A Stock were issued upon conversion of an outstanding loan to the Company. The loan was converted at $2.00 a share.

7.       FRANCHISE AGREEMENT

Effective May, 1994 the Company entered into a franchise agreement with the operator of a Mexico City Club. Under the agreement the Mexico City Club has the right to use the Cabaret Royale name and trademarks as well as receive guidance and assistance in developing operating procedures, promotional programs, administrative and hiring practices, among other things, in exchange for a fee ranging from 5% to 12% of gross revenues depending on club volume. In July, 1996 the Company and the franchisee renegotiated the fee to $5,000 a month through December, 1996. As of December 31, 1995 the Mexico City Club owed the Company $20,240 of which $10,730 has been included in the allowance for doubtful accounts. Due to poor economic conditions in Mexico, declining operations in the Mexico club and inconsistent collection history, the Company does not expect any future revenue from this relationship.

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements

                           December 31, 1995 and 1994


7.       FRANCHISE AGREEMENT (CONT.)

As part of its franchise support services, the Company regularly recruited and trained entertainers for the Mexico City Club. Management maintains that the entertainers are employees of the Mexico City Club and that the franchisee is responsible for all related taxes. However, as a result of related Department of Labor and Internal Revenue Services actions (see Note 11), the Company may have contingent payroll tax consequences with respect to this practice.


8.       INCOME TAXES

SFAS 109 provides for deferred tax assets for such item as depreciation and amortization timing differences and net operating loss carry forwards. Due to the Company's recent history of operating losses all such deferred tax assets have been fully offset by valuation allowances due to uncertainties regarding realization of the tax benefits in future years. In 1994, a portion of the Company's net operating loss was carried back against taxes paid for 1993 net income resulting in a refund due of $3,409. Remaining net operating losses will be carried forward and available to offset future taxable income through the year 2010.


9.       CAT ENTERTAINMENT

On January 7, 1994, the Company made an unsecured loan of $2,000,000 to an unrelated company, which was used to renovate a facility in New York City. On February 24, 1994, the Company acquired, from Brian A. Travis ("Travis"), the outstanding common stock of CAT Entertainment ("CAT") which owned the leasehold for the New York facility. As consideration for the acquisition, the Company issued 2,400,000 shares of Class A Common Stock, 1,000,000 warrants to purchase Class A Common Stock at $2.50 a share and 1,000,000 warrants to purchase Class A Common Stock at $5.00 a share. The acquisition was accounted for as a purchase.

The warrants are subject to adjustments corresponding to those in the convertible note warrants (see Note 4). As a result, warrants increased to 4,000,000 shares and the exercise price decreased to $1.25. The warrants expired in 1996, two years from the date of issuance. In connection with the acquisition, the $2,000,000 loan was transferred to CAT.

The New York club opened for business in March 1994. CAT incurred operating losses of $5,375,205 during 1994 and closed the club on December 31, 1994. Such action resulted in subsequent default on the New York facility's rent agreement and ultimately the loss of the facility and its leasehold improvements.

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements

                           December 31, 1995 and 1994


9.       CAT ENTERTAINMENT (CONT.)

On January 25, 1995, CAT filed a voluntarily petition for relief under Chapter 11 of the Federal Bankruptcy Code. On January 31, 1995 the Company sold its stock of CAT to an unrelated entity for $100. On April 6, 1995 the U.S. Bankruptcy Court converted the bankruptcy filing to a Chapter 7 liquidation proceeding under the Federal Bankruptcy Code. On July 14,1995 an order was entered by the U.S. Bankruptcy Court closing the bankruptcy proceeding as a "no asset" case. As a result, CAT's assets and the Company's investment in and advances to CAT were written off at December 31, 1994 resulting in a loss on disposal of $5,700,472. In January 1995, the Company sold equipment from CAT to a related party for $69,000 to raise funds for payroll obligations. The Company does not expect to incur any significant additional losses from CAT.

The company has initiated a lawsuit against the seller of CAT alleging fraud and breech of contract. The Company seeks return of its stock and other damages.

In connection with the purchase of CAT, CAT's operation of the New York club and the bankruptcy of CAT, the Company may have various contingent claims asserted against it or which it may assert against others. The Company believes that there will not be any further adverse effects to the financial statements as a result of its ownership of CAT.


10.      RELATED PARTY TRANSACTIONS

During 1995 and 1994, the Company's Dallas real estate facility was leased by an affiliated operating company ("Dallas Food and Beverage"). The agreement required the affiliated company to pay rent equal to 12% of its adjusted gross receipts (minimum $20,000 per month) as well as various operating expenses such as insurance and real estate taxes, through December 31, 2004 with two five year extensions at the option of the tenant. At December 31, 1995, the Company had accounts receivable from this affiliated company of $161,258. During 1996, the affiliated company discontinued operations due to cash flow problems and $159,258 was written off to bad debt expense.

Unaudited  financial   information  of  the  Dallas  Food  and  Beverage's  1995
operations are as follows:

                  Revenues                         $ 4,619,459
                  Cost of sales                        603,693
                  Operating expenses                 3,949,053
                                                     ---------

                  Net Income                     $      66,713
                                                    ===========

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements

                           December 31, 1995 and 1994


10.      RELATED PARTY TRANSACTIONS (CONT.)

Dallas Food and Beverage is party to a lawsuit alleging violation of the Texas Dram Shop & Liquor Liability Statute. Management intends to vigorously defend against the lawsuit.

During 1995 affiliates of certain management members operated concession activities in the Dallas real estate facility without rental costs. Management believes these concessions earned insignificant revenues but enhanced and supported the operations of the facility. The concession was closed in 1995 due to poor operating results.


11.      COMMITMENTS AND CONTINGENCIES

In 1993, the Company entered into a two year employment agreement with the Company's President calling for compensation of $300,000 per year. In 1996, the president voluntarily reduced his compensation to $60,000 a year. At December 31, 1995 the Company owed the President $330,043 under this agreement.

An affiliate of the Company, which was a former lessee of the Dallas real estate facility (before Dallas Food and Beverage), lost a lawsuit filed in U.S. Federal district court brought by the U.S. Department of Labor and the Internal Revenue Service. The lawsuit claimed certain entertainers were employees of such affiliate, rather than independent contractors. The affiliate and the Company president (as an individual defendant) reached a settlement with the U.S. Department of Labor for claims against them for unpaid payroll. Although the Company was not a party to the above proceedings, the results of the suits and settlement could negatively impact the Company.

The Company also is involved in various legal actions incidental to its business including the Texas Dram Shop and Liquor Liability Statue case mentioned above. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial position.


12.      SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid during 1995 and 1994 was $-0- and $162,264 respectively. In 1995 and 1994 the Company paid $-0- and $3,409 for income taxes respectively.

Noncash Investing and Financing Activities consist of the following:

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements

                           December 31, 1995 and 1994


12.      SUPPLEMENTAL CASH FLOW INFORMATION: (CONT.)

In 1995, the company sold property plant and equipment with a net book value of $3,990,244 cash of $25,000, a note receivable of $200,440 and assumption of $1,574,560 in liabilities (including $150,000 due the purchaser).

On February 24, 1994 the Company acquires all the outstanding common stock of CAT Entertainment for, among other consideration, 2,400,000 shares of class A Common Stock which was valued a $3,000,000.

In 1994 , the Company converted a note payable and accrued interest, amounting to $102,716 into 51,358 shares of Class A Common Stock and additional paid-in-capital.

In 1994, the Company acquired $19,975 of computer equipment by entering into a capital lease agreement.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CABARET ROYALE CORPORATION

BY    /S/ Salah Izzedin
--    -----------------
         Salah Izzedin, President

DATE:  4-15-97

IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED
BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN
THE CAPACITIES AND ON THE DATED INDICATED.

BY:  /S/ Salah Izzedin
---  -----------------
         Salah Izzedin, President and director

DATE:  4-15-97


BY: /s/ Katia Hiles, Director
-----------------------------
         Katia Hiles, director


DATE: 4-15-97