Form 10QSB
period 1996-03-31
CABARET ROYALE CORP/
filed 1997-04-22
CIK 873085

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                        Commission File Number 33-39263-NY
March 31, 1996


                            CABARET ROYAL CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                                           22-2993070
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)



                                  PO Box 794183
                            Dallas, Texas 75379-4183
                                 (972) 866-8366
                          (Principal Executive Offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                    Yes                 No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK, PAR VALUE $0.001                               7,298,854 SHARES
------------------------------                               ----------------
Class                                           Outstanding at March 31, 1996

                           CABARET ROYALE CORPORATION

                                   FORM 10-QSB

                                      INDEX

                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION
------------------------------


Item 1.  Financial Statements

                  Condensed Balance Sheets -
                     March 31, 1996 and December 31, 1995                     3

                  Condensed Statements of Operations -
                      Three Months Ended March 31, 1996 and 1995              4

                  Condensed Statement of Changes in
                      Stockholders' Equity  - Three Months Ended
                      March 31, 1996                                          5

                  Condensed Statements of Cash Flows -
                      Three Months Ended March 31, 1996 and 1995              6

                  Notes to Condensed Financial Statements                     7


Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              12


PART II - OTHER INFORMATION AND SIGNATURES
------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


Signatures

                           CABARET ROYALE CORPORATION

                                   FORM 10-QSB

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                            Condensed Balance Sheets
                      March 31, 1996 and December 31, 1995

                                     ASSETS
                                     ------

                                                                          March 31,              December 31,
                                                                              1996                      1995
                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                                           $          202            $        1,469
  A/R - affiliate                                                             56,583                    68,094
  Prepaid expenses                                                               682                       682
  Current portion of note receivable                                          64,813                    64,813
  Other note receivable                                                      200,440                   200,440
  Federal tax refund                                                           3,409                     3,409
                                                                        ------------              ------------

         Total current assets                                                326,129                   338,907

Note receivable, net of current portion                                    1,330,656                 1,346,733
                                                                           ---------                 ---------

                                                                         $ 1,656,785               $ 1,685,640
                                                                           =========                 =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $     44,977             $      44,977
  Accrued payroll                                                            393,000                   378,000
  Accrued interest                                                           485,501                   428,802
  Current portion of long-term debt                                           64,813                    64,813
  Bridge financing notes payable                                           2,835,000                 2,835,000
  Other notes payable                                                         63,633                    63,633
                                                                         -----------               -----------

         Total current liabilities                                        3,886,924                  3,815,225
                                                                           ---------                 ---------

Notes payable, net of current portion                                     1,330,656                  1,346,733
                                                                          ---------                  ---------

Stockholders' equity:
  Common stock; $.001 par; 60,000,000
   shares authorized, 7,298,854 outstanding                                    7,299                     7,299
  Additional paid-in capital                                               5,308,572                 5,308,572
  Retained earnings                                                       (8,876,666)               (8,792,189)
                                                                           ---------                 ---------

         Total stockholders' equity                                       (3,560,795)               (3,476,318)
                                                                           ---------                 ---------

                                                                         $ 1,656,785               $ 1,685,640
                                                                           =========                 =========


            See accompanying notes to condensed financial statements.

                           CABARET ROYALE CORPORATION

                       Condensed Statements of Operations



                                                                                  Three months ended
                                                                                        March 31,
                                                                                 1996              1995
                                                                              ----------          -------
                                                                           (Unaudited)          (Unaudited)
Revenues:
  Rental income                                                     $                 -       $     127,942
  Franchise fees                                                                      -              30,934
                                                                       ----------------        ------------

                                                                                      -             158,876
                                                                       ----------------         -----------

Operating costs and expenses:
  General and administrative expenses                                            30,430             197,106
  Depreciation and amortization                                                       -              67,774
                                                                        ---------------        ------------

                                                                                 30,430             264,880
                                                                            -----------         -----------

Operating income (loss)                                                     (    30,430)       (    106,004)
                                                                             ----------         -----------

Other income (expenses):
  Miscellaneous income                                                                4               1,719
  Interest income                                                                39,883                   -
  Interest expense                                                          (    93,934)       (     94,928)
  Gain on sale of fixed assets                                                        -              11,151
                                                                         --------------         -----------

                                                                            (    54,047)       (     82,058)
                                                                             ----------         -----------

Income (loss) from continuing operations                                    (    84,477)        (   188,062)

Gain from disposal of CAT Entertainment
   a discontinued operation                                                           -           3,802,482
                                                                         --------------           ---------

Net income (loss)                                                         $ (    84,477)       $  3,614,420
                                                                             ==========           =========


Income (loss) per share  (Note 3)                                      $ (          .01)   $ (          .50)
                                                                          =============       =============

Weighted average shares outstanding                                          7,298,854            7,298,854
                                                                             =========            =========












            See accompanying notes to condensed financial statements.

                           CABARET ROYALE CORPORATION

             Condensed Statements of Changes in Stockholders' Equity


                                 March 31, 1996
                                   (Unaudited)

                                       Common stock
                                    Number                             Additional                                         Total
                                     of                                paid-in               Retained                stockholders'
                                   shares             Amount           capital               earnings                   equity
                                   ------             ------           -------               --------                   ------

Balance at December 31, 1995       7,298,854         $ 7,299          $ 5,308,572           $ (8,792,189)           $ (3,476,318)

Net income (loss)                          -               -                    -           (     84,477)           (     84,477)
                              --------------        --------          -----------            -----------             -----------


Balance at March 31, 1996          7,298,854         $ 7,299          $ 5,308,572           $ (8,876,666)           $ (3,560,795)
                                   =========           =====            =========              =========               =========




            See accompanying notes to condensed financial statements.

                           CABARET ROYALE CORPORATION

                       Condensed Statements of Cash Flows

                                    Unaudited


                                                                                  Three months ended
                                                                                       March 31,
                                                                              1996                 1995
                                                                              ----                 ----

                                                                       (Unaudited)               (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                     $ (   84,477)               $ (188,062)
  Noncash revenues, expenses, gains and
     losses included in net income (loss):
  Depreciation and amortization                                                    -                    67,775
  Gain on sale of fixed assets                                                     -                 (  11,151)
  Changes in assets and liabilities:
      Prepaid expenses                                                                                     603
      Accounts receivable                                                     11,511                    16,879
      Accounts payable                                                             -                    21,908
      Accrued expenses                                                        71,699                   157,839
      Other notes payable                                                          -                       961
                                                                     ---------------             -------------

  Net cash provided by (used in) continuing operations                 (       1,267)                   66,752
                                                                        ------------               -----------

  Gain from discontinued operation                                                 -                 3,802,482
  Net adjustments to reconcile gain from discontinued
    operations to cash used in discontinued operations                             -                (3,811,945)
                                                                     ---------------                 ---------

  Net cash used in discontinued operation                                          -             (       9,463)
                                                                     ---------------              ------------

Net cash provided from operations                                                                       57,289

Net cash provided by (used in) financing activities:
  Payment of mortgages and notes payable                                           -               (    13,405)
                                                                     ---------------                ----------

Net cash provided by (used in) financing activities                                -               (    13,405)
                                                                     ---------------                ----------

Net increase (decrease) in cash
 and cash equivalents                                                  (       1,267)                   43,884

Cash and cash equivalents - beginning of period                                1,469               (    69,412)
                                                                        ------------                ----------

Cash and cash equivalents - end of period                             $          202             $ (    25,528)
                                                                        ============                ==========

Supplemental information:
  Interest paid                                                     $              -             $      39,005
                                                                      ==============                ==========






            See accompanying notes to condensed financial statements.

1.       CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally include in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. Management believes the disclosures are adequate to prevent the financial information from being misleading and believes all adjustments deemed necessary for a fair presentation of the financial position and operating results for the interim period have been reflected. Operating results through March 31, 1996, are not necessarily indicative of operating results for the year ending December 31, 1996.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed financial statements be read in conjunction with the annual report on Form 10-KSB filed with the Securities and Exchange Commission.

The December 31, 1995 Condensed Balance Sheet and related notes thereto were derived from the December 31, 1995 audited Balance Sheet and Notes to the financial statements. On February 21, 1997, the Company's auditors issued an unqualified opinion (including an emphasis paragraph) on the fairness of those financial statements.

2.       ORGANIZATION AND BUSINESS OPERATIONS

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

On  September  30,  1993,  Exceptional  acquired  the  assets  and  assumed  the liabilities of Walhill and acquired the "Cabaret Royale" trade names and trademarks from Cabaret Royale Corporation, a Texas corporation. Subsequent to the acquisition, Exceptional changed its name to Cabaret Royale Corporation. The acquisition of Walhill by Exceptional was accounted for as a reverse acquisition. Under the reverse acquisition, Walhill was effectively the acquirer of Exceptional.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation policy - The Company's policy is to consolidate the accounts of Cabaret Royal Corporation and all majority owned subsidiaries under control of the parent company ("the Company"). At December 31, 1994 and for the year then ended the accounts of CAT Entertainment ("CAT"), a wholly owned subsidiary, were consolidated since at that date the Company had control of CAT. In January, 1995 CAT filed a chapter 11 bankruptcy petition under the Federal Bankruptcy Code was sold to a third party and subsequently liquidated under Chapter 7 of the Federal Bankruptcy Code (see Note 9). Consequently, subsequent to January 1, 1995 CAT is not consolidated.

                           Cabaret Royale Corporation

                     Notes to Condensed Financial Statements

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Cash equivalents - For purposes of the statement of cash flows, the Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

Income taxes - In the event differences between the financial reporting basis and the tax basis of the Company's assets and liabilities result in deferred tax assets, generally accepted accounting principles requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance is provided for a portion or all of the deferred tax assets when there is an uncertainty regarding the Company's ability to recognize the benefits of the assets in future years.

Loss per share - Per share information is computed using weighted average common and common equivalent shares outstanding during the respective periods. Warrants are common stock equivalents, however, they are not included in the computation of loss per common share since the effect would be anti-dilutive.

4.       BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include any adjustments that may be necessary relating to the amounts, classification and recoverability of recorded asset amounts and amounts and classification of recorded liabilities. The going concern basis might not be appropriate since the Company has incurred substantial operating losses in 1996 and 1995 and as of March 31, 1996, current liabilities exceed current assets and the Company is in default on various note payable agreements.

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

5.       SALE OF DALLAS FACILITY

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

                           Cabaret Royale Corporation

                     Notes to Condensed Financial Statements


5.       SALE OF DALLAS FACILITY (CONT.)

Future principal amounts due/payable under the mortgage notes are as follows:

         March, 31
               1997                         $      64,813
               1998                                79,447
               1999                                87,924
               2000                                97,310
               2001                               107,700
               Thereafter                         958,275

               Total                          $ 1,395,469
                                                =========

In November, 1996, due to cash flow problems, the company negotiated an early payoff of the$200,440 note receivable for $150,000 resulting in a loss of $50,440.

6.       BRIDGE FINANCING NOTES PAYABLE

During 1994, the Company borrowed an aggregate $2,835,000 by issuing 8% convertible subordinated notes. The proceeds from the notes were used to renovate and provide operating capital to a facility in New York City. The notes and related accrued interest were payable on August 31, 1994. These notes are currently in default.

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

7.       CAPITAL TRANSACTIONS

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

Warrants - At March 31, 1996, the Company had 5,710,000 common stock purchase warrants outstanding. Each warrant is exercisable for one share of common stock at a purchase price ranging from $1.00 to $1.25 per share. The warrants expire in 1997 (5,670,000) and 1998 (40,000).

                           Cabaret Royale Corporation

                     Notes to Condensed Financial Statements


8.       FRANCHISE AGREEMENT

Effective May, 1994 the Company entered into a franchise agreement with the operator of a Mexico City facility. Under the agreement the Mexico City Club has right to use the Cabaret Royale name and trademarks as well as receive guidance and assistance in developing operating procedures, promotional programs, administrative and hiring practices, among other things, in exchange for a fee ranging from 5% to 12% of gross revenues depending on club volume. In July, 1996 the Company and the franchisee renegotiated the fee to $5,000 a month through December, 1996.

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

The warrants are subject to adjustments corresponding to those in the convertible note warrants. As a result, warrants increased to 4,000,000 shares and the exercise price deceased to $1.25. The warrants expired in 1996, two years from the date of issuance .erred to CAT.

The New York club opened for business in March 1994. CAT incurred operating losses of $5,375,205 during 1994 and closed the club on December 31, 1994. Such action resulted in subsequent default on the New York facility's rent agreement and ultimately the loss of the facility and its leasehold improvements.

On January 25, 1995, CAT filed a voluntarily petition for relief under Chapter 11 of the Federal Bankruptcy Code. On January 31, 1995 the Company sold its stock of CAT to an unrelated entity for $100 resulting in a gain to the Company of $3,797,297. On April 6, 1995 the U.S. Bankruptcy Court converted the bankruptcy filing to a Chapter 7 liquidation proceeding under the Federal Bankruptcy Code. On July 14,1995 an order was entered by the U.S. Bankruptcy Court closing the bankruptcy proceeding as a "no asset" case. As a result, CAT's assets were written off at December 31, 1994 resulting in a loss on disposal of $4,122,546. In January 1995, the Company sold equipment from CAT to a related party for $69,000 to raise funds for payroll obligations. The Company does not expect to incur any significant additional losses from CAT.

                           Cabaret Royale Corporation

                     Notes to Condensed Financial Statements

9.       CAT ENTERTAINMENT (CONT.)

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

10.      RELATED PARTY TRANSACTIONS

During 1995, the Company's Dallas real estate facility was leased by an affiliated operating company ("Dallas Food and Beverage"). The agreement required the affiliated company to pay rent equal to 12% of its adjusted gross receipts (minimum $20,000 per month) as well as various operating expenses such as insurance and real estate taxes, through December 31, 2004 with two five year extensions at the option of the tenant. During 1996, the affiliated company discontinued operations due to cash flow problems.

Dallas Food and Beverage and the company are parties to a lawsuit alleging violation of the Texas Dram Shop & Liquor Liability Statute. Management intends to vigorously defend against the lawsuit.

During 1995 affiliates of certain management members operated concession activities in the Dallas real estate facility without rental costs. Management believes these concessions earned insignificant revenues but enhanced and supported the operations of the facility. The concession was closed in 1995 due to poor operating results.

11.      COMMITMENTS AND CONTINGENCIES

In 1993, the Company entered into a two year employment agreement with the Company's President calling for compensation of $300,000 per year. In 1996, the president voluntarily reduced his compensation to $60,000 a year. At March 31, 1996 and 1995 the Company owed the President $393,000 and $378,000 under this agreement.

An affiliate of the Company, which was a former lessee of the Dallas real estate facility (before Dallas Food and Beverage), lost a lawsuit filed in U.S. Federal district court brought by the U.S. Department of Labor and the Internal Revenue Service. The lawsuit claimed certain entertainers were employees of such affiliate, rather than independent contractors. The affiliate and the Company president (as an individual defendant) reached a settlement with the U.S. Department of Labor and the IRS for claims against them for unpaid payroll. Although the Company was not a party to the above proceedings, the results of the suits and settlement could negatively impact the Company.

The Company also is involved in various legal actions incidental to its business including the Texas Dram Shop and Liquor Liability Statue case mentioned above. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS
         ---------------------


MARCH 31, 1996 COMPARED TO MARCH 31, 1995
-----------------------------------------

Revenues- Rent revenues during the first quarter 1996 decreased 100% compared with the same period fee the prior year due to sale of the Dallas property and operations in December 1995. Franchise for revenue, if any, derived from the Mexico City, Mexico franchise had decreased significantly from similar period in 1995 due to the economic decline in Mexico in general and material internal problems experienced by the franchise.

General and administrative expenses- Executive salaries decreased significantly during the first quarter of 1996 and professional fees increased during such period compared to the same period of the prior year, equating to a significant decrease in general and administrative expense, the operations of the Registrant having decreased materially and litigation proceedings having been actively pursued.

Depreciation and amortization- There was no such cost in the first quarter 1996 because of the sale of the Registrant's capital assets in 1995.

Interest income- Interest income was the only other material income experienced by the Registrant during the first quarter 1996 and was significantly higher than for the similar period of the prior year, deriving from notes taken back by the Registrant in the sale of its capital assets in 1995.

Net income (loss)- The net loss from operations experienced by the Registrant in the first quarter 1996 was less than that for the similar period in 1995 because of the effective termination of business operations subsequent to and as part result of the Registrant's sale of its capital assets in 1995.

Liquidity and capital resources- The Registrant has continued to operate with a working capital deficiency during 1996. Due to severe cash flow problems and slow pace of business, the Registrant was compelled to sell its capital assets at significant discounts constituting a material loss to the Registrant. There has been no expansion of business and no new business, and the outlook by the Registrant is to eventually terminate its business and/or seek other sources of income or capital to meet its future needs. The franchise operations in Mexico City have been severely hampered by adverse governmental regulation and depressed economy and income therefrom is minimal and constitutes the only material source of income for the Registrant. Registrant's intent is to close its present business, and to pay its debts to the extent it is able, without any defined future business plan.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  (b)  Form 8-K's filed:

Form  8-K  dated  February  28,  1996  disclosing   material  discord  regarding
operations of Registrant's franchise operations in Mexico City, Mexico.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.

                             CABARET ROYALE CORPORATION



March 31, 1997                /s/ Salah Izzedin
--------------                -----------------
                              Salah Izzedin
                              Chief Executive Officer, Chairman of the Board of
                              Directors, and President