Form 10QSB
period 1996-06-30
CABARET ROYALE CORP/
filed 1997-04-23
CIK 873085

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                        Commission File Number 33-39263-NY
June 30, 1996


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

                     Yes X                   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK, PAR VALUE $0.001                                7,298,854 SHARES
------------------------------                                ----------------
Class                                             Outstanding at June 30, 1996


                All currencies stated herein are in U.S. Dollars

                           CABARET ROYALE CORPORATION

                                   FORM 10-QSB

                                      INDEX


                                                                          Page

PART I - FINANCIAL INFORMATION
------------------------------


ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Balance Sheets
                     June 30, 1996 and December 31, 1995                   3

                  Condensed Statements of operations:
                      Six Months Ended June 30, 1996 and 1995              4

                  Condensed Statements of operations:
                      Six Months Ended June 30, 1996 and 1995              5

                  Condensed Statements of Cash Flows
                      Six Months Ended June 30, 1996 and 1995              6

                  Notes to Condensed Financial Statements                  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           12


PART II - OTHER INFORMATION AND SIGNATURES
------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                           CABARET ROYALE CORPORATION

                                   FORM 10-QSB

PART I - Financial Information - Item 1. Condensed Financial Statements

                            Condensed Balance Sheets
                       June 30, 1996 and December 31, 1995

                                     ASSETS




                                                                           June 30,                 December 31,
                                                                               1996                     1995
                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                            $           -           $         1,469
  A/R - affiliate                                                             56,583                    68,094
  Prepaid expenses                                                               682                       682
  Current portion of note receivable                                          64,813                    64,813
  Other note receivable                                                      200,440                   200,440
  Federal tax refund                                                           3,409                     3,409
                                                                        ------------              ------------

         Total current assets                                                325,927                   338,907

Note receivable, net of current portion                                    1,314,578                 1,346,733
                                                                           ---------                 ---------

                                                                         $ 1,640,505               $ 1,685,640
                                                                           =========                 =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank overdraft                                                       $         141           $             -
  Accounts payable                                                            44,977                    44,977
  Accrued payroll                                                            408,000                   378,000
  Accrued interest                                                           542,202                   428,802
  Current portion of long-term debt                                           64,813                    64,813
  Bridge financing notes payable                                           2,835,000                 2,835,000
  Other notes payable                                                         63,633                    63,633
                                                                         -----------               -----------

         Total current liabilities                                         3,958,766                 3,815,225
                                                                           ---------                 ---------

Notes payable, net of current portion                                      1,314,578                 1,346,733
                                                                           ---------                 ---------

Stockholders' equity:
  Common stock; $.001 par; 60,000,000
   shares authorized, 7,298,854 outstanding                                    7,299                     7,299
  Additional paid-in capital                                               5,308,572                 5,308,572
  Retained earnings                                                       (8,948,710)               (8,792,189)
                                                                          ----------                 ---------

         Total stockholders' equity                                       (3,632,839)               (3,476,318)
                                                                           ---------                 ---------

                                                                         $ 1,640,505               $ 1,685,640
                                                                           =========                 =========




            See accompanying notes to condensed financialstatements.

                           CABARET ROYALE CORPORATION

                       Condensed Statements of Operations




                                                 Three Months Ended                      Six Months Ended
                                                       June 30                                June 30
                                               -----------------------                ---------------
                                             1996              1995                 1996                1995
                                           --------          --------             --------            ------
                                         (unaudited)         (unaudited)        (unaudited)         (unaudited)
Revenues:
  Rental income                   $               -          $  105,926    $             -      $      233,869
  Franchise fees                              2,000              33,822              2,000              64,755
                                          ---------           ---------          ---------        ------------

                                              2,000             139,748              2,000             298,624
                                          ---------            --------          ---------         -----------

Operating costs and expenses:
  General and administrative                 22,643             104,663             53,073             301,770
  Depreciation and amortization                   -              67,776                  -             135,549
                                      -------------           ---------      -------------         -----------

                                             22,643             172,439             53,073             437,319
                                          ---------            --------            -------         -----------

Operating income (loss)                  (   20,643)          (  32,691)          ( 51,073)        (   138,695)

Other income (expenses):
  Interest income                            42,534                   8             82,420               1,727
  Interest expense                       (   93,934)          (  81,724)          (187,868)        (   176,667)
  Gain on sale of fixed assets                    -                   -                  -              11,151
                                      -------------       -------------     --------------         -----------

Net income (loss) from
  continuing operations                   (  72,043)           (114,407)          (156,521)        (   302,484)

Discontinued operation of
 CAT Entertainment                                -          (    2,241)                        -    3,800,241
                                       ------------           ---------              ------------    ---------

Net income (loss)                       $ (  72,043)         $ (116,648)        $ (156,521)        $ 3,497,757
                                           ========             =======            =======           =========


Income (loss) per share               $ (      0.01)      $ (      0.02)  $ (         0.02)    $          0.48
                                         ==========          ==========      =============       =============

Weighted average
   shares outstanding                    7,298,854            7,298,854          7,298,854           7,298,854
                                         =========            =========          =========           =========




            See accompanying notes to condensed financial statements.

                           CABARET ROYALE CORPORATION

             Condensed Statements of Changes in Stockholders' Equity



                                  June 30 , 1996
                                   (Unaudited)

                                      Common stock
                                      Number                             Additional                              Total
                                       of                                 paid-in           Retained          stockholders'
                                     shares             Amount            capital           earnings             equity
                                     ------             ------            -------           --------             ------

Balance at December 31, 1995          7,298,854            $ 7,299       $ 5,308,572       $ (8,792,189)      $ (3,476,318)

Net income (loss)                             -                  -                 -        (   156,521)       (   156,521)
                                 --------------           --------     -------------         ----------         ----------


Balance at June 30, 1996              7,298,854            $ 7,299       $ 5,308,572       $ (8,498,710)      $ (3,632,839)
                                      =========              =====         =========          =========          =========





            See accompanying notes to condensed financial statements.

                           CABARET ROYALE CORPORATION


                       Condensed Statements of Cash Flows

                                    Unaudited



                                                                                   Six months ended June 30,
                                                                                 1996                     1995
                                                                             -----------               -------
Cash flows from operating activities:
     Net income (loss)                                                      $ (156,521)              $  ( 302,484)
     Noncash revenues, expenses, gains
        and losses included in net income (loss):
     Depreciation and amortization                                                    -                   135,549
     Gain on sale of fixed assets                                                     -               (   11,151)
     Changes in assets and liabilities:
         Prepaid expenses                                                                                   1,207
         Accounts receivable                                                     11,511                    13,213
         Accounts payable                                                             -                    12,308
         Accrued expenses                                                             -                   151,516
         Interest payable                                                       143,400                   109,826
         Other note payable                                                           -               (   14,083)
                                                                       ----------------                ---------

     Net cash provided by (used in)
        continuing operations                                             (      1,610)                    95,901
                                                                           -----------                 ----------

     Gain from discontinued operations                                                -                 3,800,241
     Net adjustments to reconcile gain from
       discontinued operations to cash used
       in discontinued operations                                                     -               (3,811,945)
                                                                       ----------------                ---------

     Net cash used in discontinued operations                                         -             (     11,704)
                                                                       ----------------              -----------

Net cash provided by (used in) financing activities:
     Payment of mortgages and notes payable                                           -              (    28,190)
                                                                       ----------------                ----------

Net cash provided by (used in) financing activities                                   -             (     28,190)
                                                                       ----------------               -----------

Net increase (decrease) in cash  and cash equivalents                    (       1,610)                    56,007

Cash and cash equivalents at beginning of year                                    1,469               (   69,412)
                                                                          -------------                 ---------

Cash and cash equivalents at end of period                             $ (         141)             $ (   13,405)
                                                                           ============                 =========

Supplemental information:
      Interest paid                                                 $                 -             $      25,816
                                                                       ================               ===========






            See accompanying notes to condensed financial statements.

                           CABARET ROYALE CORPORATION

                     Notes to Condensed Financial Statements


1.   CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally include in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. Management believes the disclosures are adequate to prevent the financial information from being misleading and believes all adjustments deemed necessary for a fair presentation of the financial position and operating results for the interim period have been reflected. Operating results through June 30, 1996, are not necessarily indicative of operating results for the year ending December 31, 1996.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation policy - The Company's policy is to consolidate the accounts of Cabaret Royal Corporation and all majority owned subsidiaries under control of the parent company ("the Company"). At December 31, 1994 and for the year then ended the accounts of CAT Entertainment ("CAT"), a wholly owned subsidiary, were consolidated since at that date the Company had control of CAT. In January, 1995 CAT filed a chapter 11 bankruptcy petition under the Federal Bankruptcy Code was sold to a third party and subsequently liquidated under Chapter 7 of the Federal Bankruptcy Code. Consequently, subsequent to January 1, 1995 CAT is not consolidated.

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

4.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include any adjustments that may be necessary relating to the amounts, classification and recoverability of recorded asset amounts and amounts and classification of recorded liabilities. The going concern basis might not be appropriate since the Company has incurred substantial operating losses in 1996 and 1995 and as of June 30, 1996, current liabilities exceed current assets and the Company is in default on various note payable agreements.

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

                           CABARET ROYALE CORPORATION

                     Notes to Condensed Financial Statements



5.   SALE OF DALLAS FACILITY (CONT.)

Future principal amounts due/payable under the mortgage notes are as follows:

     June, 30
           1997                      $      64,813
           1998                             79,447
           1999                             87,924
           2000                             97,310
           2001                            107,700
           Thereafter                      969,197
                                        ----------

           Total                       $ 1,406,391
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

                           CABARET ROYALE CORPORATION

                     Notes to Condensed Financial Statements


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

                           CABARET ROYALE CORPORATION

                     Notes to Condensed Financial Statements


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

11.  COMMITMENTS AND CONTINGENCIES

In 1993, the Company entered into a two year employment agreement with the Company's President calling for compensation of $300,000 per year. In 1996, the president voluntarily reduced his compensation to $60,000 a year. At June 30, 1996 the Company owed the President $408,000 under this agreement.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------  ----------------------------------------------------------------

         RESULTS OF OPERATIONS
         ---------------------

Results of operations
---------------------


     June 30, 1996 compared to June 30, 1995
     ---------------------------------------

Revenues- Rent revenues during the second quarter 1996 decreased 100% compared with the same period for the prior year due to sale of the Dallas property and operations in December 1995. Franchise fee revenue, if any, derived from the Mexico City, Mexico franchise had decreased significantly from similar period in 1995 due to the economic decline in Mexico in general and material internal problems experienced by the franchise.

General and administrative expenses- Executive salaries decreased significantly during the second quarter of 1996 and professional fees increased during such period compared to the same period of the prior year, equating to a significant decrease in general and administrative expense, the operations of the Registrant having decreased materially and litigation proceedings having been actively pursued.

Depreciation and amortization- There was no such cost in the second quarter 1996 because of the sale of the Registrant's capital assets in 1995.

Interest income- Interest income was the only other material income experienced by the Registrant during the second quarter 1996 and was significantly higher than for the similar period of the prior year, deriving from notes taken back by the Registrant in the sale of its capital assets in 1995.

Net income (loss)- The net loss from operations experienced by the Registrant in the second quarter 1996 was less than that for the similar period in 1995 because of the effective termination of business operations subsequent to and as part result of the Registrant's sale of its capital assets in 1995.

Liquidity and capital resources- The Registrant has continued to operate with a working capital deficiency during 1996. Due to severe cash flow problems and slow pace of business, the Registrant was compelled to sell its capital assets at significant discounts constituting a material loss to the Registrant. There has been no expansion of business and no new business, and the outlook by the Registrant is to eventually terminate its business and/or seek other sources of income or capital to meet its future needs. The franchise operations in Mexico City have been severly hampered by adverse governmental regulation and depressed economy and income therefrom is minimal and constitutes the only material source of income for the Registrant. Registrant's intent is to close its present business, and to pay its debts to the extent it is able, without any defined future business plan.

Part II - Other Information
Exhibits and Reports on Form 8-K

  (a)  Exhibits -

  (b)  Form 8-K's filed: NONE

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.

CABARET ROYALE CORPORATION



March 31, 1997

                  /s/ Salah Izzedin
                  -----------------
                  Salah Izzedin
                  President