Form 10QSB
period 1996-09-30
CABARET ROYALE CORP/
filed 1997-04-23
CIK 873085

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                         Commission File Number 33-39263-NY
September 30, 1996


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

COMMON STOCK, PAR VALUE $0.001                                7,298,854 SHARES
Class                                        Outstanding at September 30, 1996


                All currencies stated herein are in U.S. Dollars

                           CABARET ROYALE CORPORATION

                                   FORM 10-QSB

                                      INDEX


                                                                          Page

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                  Condensed Balance Sheets
                     September, 1996 and December 31, 1995                   3

                  Condensed Statements of operations:
                      Three Months Ended September 30, 1996 and 1995         4

                  Condensed Statements of operations:
                      Nine Months Ended September 30, 1996 and 1995          4

                  Condensed Statement of Changes in Shareholders
                      Equity: September 30, 1996                             5

                  Condensed Statements of Cash Flows
                      Nine Months Ended September 30, 1996 and 1995          6

                  Notes to Condensed Financial Statements                    7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             12


PART II - OTHER INFORMATION AND SIGNATURES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES

                           CABARET ROYALE CORPORATION

                                   FORM 10-QSB

PART I - FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS



                            Condensed Balance Sheets
                    September 30, 1996 and December 31, 1995


                                     ASSETS

                                                                        September 30,                    December 31,
                                                                               1996                     1995
                                                                           (Unaudited)
Current assets:
  Cash and cash equivalents                                            $         993           $         1,469
  A/R - affiliate                                                             56,583                    68,094
  Prepaid expenses                                                               682                       682
  Current portion of note receivable                                          64,813                    64,813
  Other note receivable                                                      200,440                   200,440
  Federal tax refund                                                           3,409                     3,409

         Total current assets                                                326,920                   338,907

Note receivable, net of current portion                                    1,298,501                 1,346,733

                                                                         $ 1,625,421               $ 1,685,640

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $      44,977             $      44,977
  Accrued payroll                                                            423,000                   378,000
  Accrued interest                                                           598,902                   428,802
  Current portion of long-term debt                                           64,813                    64,813
  Bridge financing notes payable                                           2,835,000                 2,835,000
  Other notes payable                                                         63,633                    63,633

         Total current liabilities                                         4,030,325                 3,815,225

Notes payable, net of current portion                                      1,298,501                 1,346,733

Stockholders' equity:
  Common stock; $.001 par; 60,000,000
   shares authorized, 7,298,854 outstanding                                    7,299                     7,299
  Additional paid-in capital                                               5,308,572                 5,308,572
  Retained earnings                                                       (9,019,276)               (8,792,189)

         Total stockholders' equity                                       (3,703,405)               (3,476,318)

                                                                         $ 1,625,421               $ 1,685,640


            See accompanying notes to condensed financial statements.


                           CABARET ROYALE CORPORATION

                 Consolidated Condensed Statements of Operations


                                                 Three Months Ended                      Nine Months Ended
                                                    September 30                           September 30
                                             1996              1995                 1996                1995
                                         (unaudited)         (unaudited)        (unaudited)         (unaudited)
Revenues:
  Rental income                   $               -        $    110,129   $              -      $      343,998
  Franchise fees                             20,000              34,770             22,000              99,525

                                             20,000             144,899             22,000             443,523

Operating costs and expenses:
  General and administrative                 33,869             153,495             86,943             455,263
  Depreciation and amortization                   -              67,774                  -             203,325

                                             33,869             221,269             86,943             658,588

Operating income (loss)                  (   13,869)        (    76,370)       (    64,943)        (   215,065)

Other income (expenses):
  Interest income                            37,237                   -            119,657               1,727
  Interest expense                       (   93,934)         (  110,384)        (  281,801)        (   287,051)
  Gain on sale of fixed assets                    -                   -                  -              11,151

Net income (loss) from
  continuing operations                  (   70,566)         (  186,754)        (  227,087)        (   489,238)

Discontinued operation of
 CAT Entertainment                                -        (      3,146)                -            3,797,094

Net income (loss)                      $ (   70,566)       $ (  189,900)      $ (  227,087)        $ 3,307,856


Income (loss) per share              $ (       0.01)    $ (        0.03)   $ (        0.03)          $     0.45

Weighted average
   shares outstanding                    7,298,854            7,298,854          7,298,854           7,298,854





            See accompanying notes to condensed financial statements.

                           CABARET ROYALE CORPORATION

             Condensed Statements of Changes in Stockholders' Equity



                             September 30, 1996
                                   (Unaudited)

                                             Common stock
                                            Number                               Additional                           Total
                                             of                                   paid-in          Retained      stockholders'
                                           shares             Amount              capital          earnings          equity

Balance at December 31, 1995             7,298,854            $ 7,299         $ 5,308,572         $ (8,792,189)    $ (3,476,318)

Net income (loss)                                -                  -                   -          (   227,087)     (   227,087)


Balance at September 30, 1996            7,298,854            $ 7,299         $ 5,308,572         $ (9,019,276)    $ (3,703,405)






            See accompanying notes to condensed financial statements.

                           CABARET ROYALE CORPORATION

                       Condensed Statements of Cash Flows

                                    Unaudited
                                                                        Nine months ended September 30,
                                                                         1996                     1995




Cash flows from operating activities:
     Net income (loss)                                              $ (227,087)          $ (    489,238)
     Noncash revenues, expenses, gains
        and losses included in net income (loss):
     Depreciation and amortization                                            -                  203,324
     Gain on sale of assets                                                   -            (     11,151)
     Changes in assets and liabilities:
         Prepaid expenses                                                                          1,811
         Accounts receivable                                             11,511            (     28,635)
         Accounts payable                                                     -            (     34,585)
         Accrued expenses                                               215,100                  371,131
         Other note payable                                                   -            (     44,106)

     Net cash provided (used in) by continuing operations         (        476)            (     31,447)

     Gain from discontinued operations                                        -                3,797,094
     Net adjustments to reconcile gain from discontinued
       operations to cash used in discontinued operations                     -              (3,811,945)

     Net cash used in discontinued operations                                 -             (    14,851)

Net cash provided by (used in)  financing activities:
     Proceeds from new borrowing                                              -                  150,000
     Payment of mortgages and notes payable                                   -             (    51,811)

Net cash provided by (used in) financing activities                           -                   98,189

Net increase (decrease) in cash  and cash equivalents            (         476)                   51,889

Cash and cash equivalents at beginning of year                            1,469             (    69,412)

Cash and cash equivalents at end of period                       $          993           $ (    17,523)

Supplemental information:
      Interest paid                                           $               -            $     118,039




          See accompanying notes to consolidated financial statements.

                           Cabaret Royale Corporation

                     Notes to Condensed Financial Statements

1. CONDENSED FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company and are unaudited. Certain information and footnote disclosures normally include in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. Management believes the disclosures are adequate to prevent the financial information from being misleading and believes all adjustments deemed necessary for a fair presentation of the financial position and operating results for the interim period have been reflected. Operating results through September 30, 1996, are not necessarily indicative of operating results for the year ending December 31, 1996.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation policy - The Company's policy is to consolidate the accounts of Cabaret Royal Corporation and all majority owned subsidiaries under control of the parent company ("the Company"). It December 31, 1994 and for the year then ended the accounts of CAT Entertainment ("CAT"), a wholly owned subsidiary, were consolidated since at that date the Company had control of CAT. In January, 1995 CAT filed a chapter 11 bankruptcy petition under the Federal Bankruptcy Code was sold to a third party and subsequently liquidated under Chapter 7 of the Federal Bankruptcy Code. Consequently, subsequent to January 1, 1995 CAT is not consolidated.

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

                           Cabaret Royale Corporation

                     Notes to Condensed Financial Statements


5.       SALE OF DALLAS FACILITY (CONT.)

Future principal amounts due/payable under the mortgage notes are as follows:

         September, 30
               1997                 $ 64,813
               1998                   79,447
               1999                   87,924
               2000                   97,310
               2001                  107,700
               Thereafter            926,120

               Total                $ 1,363,314

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

Warrants - At September 30, 1996, the Company had 5,710,000 common stock purchase warrants outstanding. Each warrant is exercisable for one share of common stock at a purchase price ranging from $1.00 to $1.25 per share. The warrants expire in 1997 (5,670,000) and 1998 (40,000).

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

As part of its franchise support services, the Company regularly recruited and trained entertainers for the Mexico City Club. Management maintains that the entertainers are employees of the Mexico City Club and that the franchisee is responsible for all related taxes. However, as a result of related Department of Labor and Internal Revenue Services actions, the Company may have contingent payroll tax consequences with respect to this practice.

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

The warrants are subject to adjustments corresponding to those in the convertible note warrants. As a result, warrants increased to 4,000,000 shares and the exercise price deceased to $1.25. The warrants expired in 1996, two years from the date of issuance . In connectio The New York club opened for business in March 1994. CAT incurred operating losses of $5,375,205 during 1994 and closed the club on December 31, 1994. Such action resulted in subsequent default on the New York facility's rent agreement and ultimately the loss of the facility and its leasehold improvements.

On January 25, 1995, CAT filed a voluntarily petition for relief under Chapter 11 of the Federal Bankruptcy Code. On January 31, 1995 the Company sold its stock of CAT to an unrelated entity for $100 resulting in a gain to the Company of $3,797,297. On April 6, 1995 the U.S. Bankruptcy Court converted the bankruptcy filing to a Chapter 7 liquidation proceeding under the Federal Bankruptcy Code. On July 14,1995 an order was entered by the U.S. Bankruptcy Court closing the bankruptcy proceeding as a "no asset" case. As a result, CAT"s assets were written off at December 31, 1994 resulting in a loss on disposal of $4,122,546. In January 1995, the Company sold equipment from CAT to a related party for $69,000 to raise funds for payroll obligations. The Company does not expect to incur any significant additional losses from CAT.

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

11.      COMMITMENTS AND CONTINGENCIES

In 1993, the Company entered into a two year employment agreement with the Company's president calling for compensation of $300,000 per year. In 1995, the president voluntarily reduced his compensation to $60,000 a year. At September 30, 1996 and 1995 the Company owed the President $423,000 and $296,253 under this agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -

     September 30, 1996 compared to September 30, 1995

Revenues- Rent revenues during the third quarter 1996 decreased 100% compared with the same period for the prior year due to sale of the Dallas property and operations in December 1995. Franchise fee revenue, if any, derived from the Mexico City, Mexico franchise had decreased significantly from similar period in 1995 due to the economic decline in Mexico in general and material internal problems experienced by the franchise.

General and administrative expenses- Executive salaries decreased significantly during the third quarter of 1996 and professional fees increased during such period compared to the same period of the prior year, equating to a significant decrease in general and administrative expense, the operations of the Registrant having decreased materially and litigation proceedings having been actively pursued.

Depreciation and amortization- There was no such cost in the third quarter 1996 because of the sale of the Registrant's capital assets in 1995.

Interest income- Interest income was the only other material income experienced by the Registrant during the third quarter 1996 and was significantly higher than for the similar period of the prior year, deriving from notes taken back by the Registrant in the sale of its capital assets in 1995.

Net income (loss)- The net loss from operations experienced by the Registrant in the third quarter 1996 was less than that for the similar period in 1995 because of the effective termination of business operations subsequent to and as part result of the Registrant's sale of its capital assets in 1995.

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

                  /s/ Salah Izzedin
                  Salah Izzedin
                  President