Form 10KSB
period 1996-12-31
CABARET ROYALE CORP/
filed 1997-04-23
CIK 873085

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 X     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
------
 OF 1934
For the fiscal year ended December 31, 1996
_______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________
Commission file number 33-39263-NY

                           CABARET ROYALE CORPORATION
                 (Name of Small Business Issuer in its charter)


  Delaware                                                          22-2993070
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

State issuer's revenues for its most recent fiscal year:  $52,000.

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

                           Total number of pages: 28
                           Exhibit Index on page: 13

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS
-------  -----------------------

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

     Registrant is now a Dallas-based enterprise, having terminated its operations in New York and having only a minor interest in its Mexico City operations, said locales being the only other operations recently handled by the Registrant, originally having featured premier cabaret style topless adult entertainment, restaurant, and bar operations and continuing to do so on a limited basis through its Mexico City franchise, but with insignificant income therefrom. Dallas is the Registrant's initial location and was established and leased to an operator in December 1988 and has since undergone significant improvements and upgrading. The Dallas facility was sold in late 1995. The market segment which Registrant's business operations were designed to address is the discriminating business patronage and convention clientele who desire a discrete ambiance set in opulent surroundings. The Registrant maintains an insignificant franchise agreement with an investor group in Mexico which established a Cabaret Royale club in Mexico City. The Mexico city club opened on May 15, 1994. Due to the instability of the Mexican peso in 1995, the revenues from the Mexico City franchise have been less than projected. The Registrant has provided both assistance and support concerning the design and construction of the Mexico City club before opening and, since opening, procedural advice, promotional support and materials. It has come to the Registrant's attention that on February 28, 1996, the governmental of Mexico effectively prohibited all foreign nationals from working as topless dancers in clubs located in Mexico City, Mexico. This included the club known as Club Royale, which is a franchise of Registrant. The government of Mexico has informed all topless club operators that only Mexican nationals may be employed in these clubs. In addition, Mexico levied a fine against Club Royale in the amount of $100,000.00 (U.S.). This has had an adverse effect on franchise income to Registrant since Registrant's franchise agreement requires that it assist Club Royale in recruiting American women to work in the club. Further, the franchise agreement provides that certain governmental actions which materially impact Club Royale's operations may allow nonperformance of the franchise agreement by Club

Royale. The franchise income from Club Royale presently constitutes substantially all of the Registrant's corporate income. Therefore, the continued viability of Registrant in its historical business may be therefore questionable at this time. The ability of the Registrant to continue as a going concern is dependent on the Registrant's ability to develop profitable operations and obtain additional equity or long-term debt financing. With the sale of the Dallas facility and the decline of the Mexico City franchise, management does not expect any operating activity for the foreseeable future. Therefore, management expects the Registrant to be in an inactive or dormant state until such time as profitable operations can be developed and the Company can resolve its debt default issues.

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

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

     The Registrant leased limited office space at 16135 Preston Rd., Suite 121, Dallas, Texas as its administrative offices and had no other business premises. The Registrant did not renew its lease at its termination in 1997 and currently utilizes a PO Box as its business address at PO Box 794183, Dallas, Texas 75379-4183.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Registrant is not aware of any pending or anticipated material legal proceedings involving Registrant or its affiliates which, in the opinion of Registrant, will, if successful, materially affect the status of Registrant's business or assets except as set forth hereinbelow.

     The former contact operator of the Dallas facility of the Registrant under a now terminated operating agreement, Prive Corp. ("Prive") and Priba Corp. ("Priba") are defendants in a lawsuit filed in the United States District Court for the Northern District of Texas, Dallas Division in 1990 by two (2) former waitresses, Ann Marie Lindsey and Lindsey York, alleging certain violations by Prive and Priba of age discrimination and other employment laws. This lawsuit was stayed by operation of 11 U.S.C. 362 as a result of Prive and Priba's bankruptcy filings. CRC (Dallas Food & Beverage) Operating Corp. ("Food & Beverage"), the most current Operator of the club (prior to its sale by th Registrant), DNL Corporation (an assumed business name for Food & Beverage), and Walhill Partners, Ltd. (now Registrant) were added as party defendants. Food & Beverage has and intends to continue to vigorously defend such action. Food & Beverage and the Registrant are each strongly of the opinion that such lawsuit is without merit. The trial in this case took place in October 1996. On or about October 28, 1996 the jury returned a take nothing verdict in favor of Defendants and against Plaintiffs on all claims/causes of action save and accept one. Specifically, the jury was unable to reach a decision on Plaintiff Lindsey's age discrimination claim, and the court declared a mistrial as to this claim. Both Plaintiffs and Defendants filed a number of post-trial Motions with the court after October 28, 1996. As of this date, the court has not ruled on same. Once this occurs, Plaintiff Lindsey's age discrimination case will need to be retried (assuming that Lindsey wishes to pursue same). Additionally, the Plaintiff's attorney has indicated that he will be appealing the remainder of the jury's decision. The corporate Defendants intend to vigorously contest all future claims, assertions and appeals of Lindsey and York.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     In the fourth quarter of fiscal year 1996 no matters were submitted for approval by shareholders of the Registrant.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage which the items in the statements of operations bear to revenues for each period presented.

                             Year ended December 31,

                                           1996                  1995
                                           ----                  ----

Rental Revenues                            -                     70.38%
Franchise Fees                             100.0                  21.15
Other Income                               -                     8.47
TOTAL REVENUES                             100.0%                100.00%

Operating expenses:
  Depreciation & Amortization               --                   36.84
  Executive Compensation                    115.38               56.95
  Professional Fees                         336.08               21.15
  General & administrative                  67.66                16.08
  Bad debt expense                          48.08                25.70
Operating Income (Loss)                   (467.20)              (56.71)

Loss on sale of assets                     (97.00)             (329.80)
Interest income                            268.41                  .52
Interest expense                          (716.15)              (59.24)

Income (loss) from
  operations before provision
  for income taxes                        (993.71)             (445.52)

Income taxes (benefit)

Net loss                                  (993.71)             (445.52)


Revenues - Rent revenues in the twelve months ended December 31, 1996 decreased 100% compared with the same period for the year ended December 31, 1995. The decrease was due to sale of the Dallas property and operations and a slow down in business overall due to more competition and internal problems experienced by the Registrant. Franchise fee revenue is derived from franchise location in Mexico City, and for the twelve months during 1996 was $52,000, a significant decrease due to the economic decline in Mexico in general and material internal problems experienced by the franchise.

Depreciation and Amortization - Depreciation and amortization decreased to $ 0 because of the sale of assets.

General and Administrative - Executive compensation was $60,000 for 1996 compared to $376,715 for 1995 due to elimination of all operations and decreases accepted by the Executive in his salary. Professional fees increased by $34,852 or 24.9% due to lawsuits coming to trial in 1996.

Bad Debt Expense - Bad debt expense decreased to $25,000 in 1996 due to write off of bad debt regarding Mexico franchise, all other bad debt regarding prior assets having been included in prior years financials.

Net Income (Loss) - The 1996 Net Loss from continuing operations was $516,328, a decrease of $2,428,955 due to sale of the Dallas facility.

Discontinued Operations - The 1996 Net Loss from continuing operations was $(516,328) a decrease of $2,428.955 because of the termination of much of the Registrant's operations by the sale of assets and closure of the New York business and resulting lesser operating costs, as a result of sale of assets and discontinuance of operations, the 1996 loss being mainly attributable to debt service on existing loans.

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

ITEM 7.  FINANCIAL STATEMENTS
-------  --------------------

     The report of the Registrant's Independent Auditors, Financial Statements and Notes to Financial Statements appear herein commencing on page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------     ---------------------------------------------------------------

            FINANCIAL DISCLOSURE
            --------------------

                                      NONE

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
-------  -------------------------------------------------------------

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
         -------------------------------------------------

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     The following table sets forth information with respect to the share ownership, as of March 1, 1997, of those persons known to Registrant to be the beneficial owners of more than 5% of Registrant's common stock, and of all officers and directors of the Registrant, individually and as a group:


                  COMMON STOCK OWNED BENEFICIALLY AND OF RECORD
                  ---------------------------------------------

                             PERCENTAGE OF CLASS (1)
                             ------------------- ---

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

Water-Jel Technologies Inc.    warrant attached to                    500,000
                               convertible subordinated note
                               exercisable at $1.25 per share

Enrique Brodchandel            warrant attached to                    1,000,000
                               convertible subordinated note
                               exercisable at $1.25 per share

Jeshayahu Boymelgreen          warrant attached to                    1,000,000
                               convertible subordinated note
                               exercisable at $1.25 per share

Paramount Acquisition Inc.      warrant attached to                 700,000
                                convertible subordinated note
                                exercisable at $1.25 per share

Werner Haase                    warrant attached to                 700,000
                                convertible subordinated note
                                exercisable at $1.25 per share

Samuel M. Borofsky              warrant attached to                 600,000
                                convertible subordinated note
                                exercisable at $1.25 per share

Avi Grossman                    warrant attached to                 200,000
                                convertible subordinated note
                                exercisable at $1.25 per share

Allan L. Schrager               warrant attached to                 50,000
                                convertible subordinated note
                                exercisable at $1.25 per share

Morgan L. Miller                warrant attached to                 100,000
                                convertible subordinated note
                                exercisable at $1.25 per share

Vita A. & Nella J.              warrant attached to                 10,000
Colaninno                       convertible subordinated note
                                exercisable at $1.25 per share

Lucy Gugliotta                  warrant attached to                 10,000
                                convertible subordinated note
                                exercisable at $1.25 per share

Thomas J. Piccone               warrant attached to                 10,000
                                convertible subordinated note
                                exercisable at $1.25 per share

David P. Dweck                  warrant attached to                 100,000
                                convertible subordinated note
                                exercisable at $1.25 per share

S.S. Dweck & Sons,              warrant attached to                 50,000
Inc., Pension Plan              convertible subordinated note
                                exercisable at $1.25 per share

Helen Dweck                     warrant attached to                 50,000
                                convertible subordinated note
                                exercisable at $1.25 per share

Stephen S. Dweck                warrant attached to                 20,000
                                convertible subordinated note
                                exercisable at $1.25 per share

Michael Jemal        warrant attached to                      50,000
                     convertible subordinated note
                     exercisable at $1.25 per share

Sammy Jemal          warrant attached to                      160,000
                     convertible subordinated note
                     exercisable at $1.25 per share

Shlomo Sitt          warrant attached to                      50,000
                     convertible subordinated note
                     exercisable at $1.25 per share

Evan Hedaya          warrant attached to                      50,000
                     convertible subordinated note
                     exercisable at $1.25 per share

Richard Dweck        warrant attached to                      200,000
                     convertible subordinated note
                     exercisable at $1.25 per share

C. Peter Cole        warrant attached to                      60,000
                     convertible subordinated note
                     exercisable at $1.25 per share

Randall J. Perry     $1.00                                    20,000

Debra Gallaro        $1.00                                    20,000
-------------        -----                                    ------

Total Warrants                                                5,710,000

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

7. Form 8-K dated February 28, 1996 disclosing material discord regarding operations of Registrant's franchise operations in Mexico City, Mexico.

                          INDEX TO FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----

Independent auditor's report                                               F-1

Financial statements:

         Balance sheet as of December 31, 1996                             F-2

         Statements of operations for the years ended
            December 31, 1996 and 1995                                     F-3

         Statements of changes in stockholders' equity (deficit)
             for the years ended December 31, 1996 and 1995
                                                                           F-4

         Statements of cash flows for the years ended
            December 31, 1996 and 1995                                     F-5

         Notes to financial statements                                     F-6

All other schedules and financial statements are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Cabaret Royale Corporation

We have audited the accompanying balance sheet of Cabaret Royale Corporation as of December 31, 1996 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabaret Royal Corporation as of December 31, 1996 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

As discussed in Note 10 to the financial statements, a majority of the Company's revenue was derived from an affiliated entity, upon which the Company was economically dependant.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has suffered recurring losses from operations, has a working capital deficit, is in default on certain of its debt, and is without a revenue source. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Swalm & Associates, P. C.
Richardson, Texas
February 21. 1997

                           CABARET ROYALE CORPORATION

                                  Balance Sheet
                                December 31, 1996

                                     Assets
                                     ------


Current assets:
  Cash and cash equivalents                                                    $        9,853
  Account receivable franchise, net of
    allowance for doubtful accounts (Note 7)                                              -
  Prepaid expenses                                                                      3,609
  Current portion of note receivable (Note 4)                                          71,787
  Federal income tax refund (Note 8)                                                    3,409
                                                                                  ------------

         Total current assets                                                          88,658

Note receivable, net of current portion (Note 4)                                    1,275,450
                                                                                  ------------

                                                                                  $ 1,364,108

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable - Trade                                                        $    75,239
  Accrued interest payable                                                            655,601
  Other accrued expenses                                                              380,043
  Bridge financing notes payable (Note 5)                                           2,835,000
  Current portion of long-term debt (Note 4)                                           71,787
  Other notes payable                                                                  63,634
                                                                                   -----------

         Total current liabilities                                                  4,081,304

Long-term debt, net of current portion, (Note 4)                                    1,275,450
                                                                                   -----------

Commitments and contingencies (Notes 3, 5, 9, 10, and 11)                                 -

Stockholders' equity (deficit) (Notes 6 and 9):
 Class A Common stock, $.001 par, 50,000,000
    shares authorized, 7,298,854 outstanding                                            7,299
 Class B Common Stock, $.001 par, 10,000,000
    shares authorized, none outstanding                                                    -
 Additional paid-in capital                                                         5,308,572
 Retained earnings (deficit)                                                       (9,308,517)
                                                                                  ------------

         Total stockholders' equity (deficit)                                      (3,992,646)

                                                                                $   1,364,108



                 See accompanying notes to financial statements.


                           CABARET ROYALE CORPORATION

                            Statements of Operations
                     Years ended December 31, 1996 and 1995


                                                                               1996                    1995
                                                                               ----                    ----

Rental income (Note 10)                                                $           -            $    465,554
Franchise fees (Note 7)                                                    52,000                    142,184
Other income                                                                     -                    53,795
                                                                       -----------               -----------

                                                                           52,000                    661,533
                                                                       ------------               ----------
Operating expenses:
  Depreciation and amortization                                                  -                   243,698
  Executive compensation                                                   60,000                    376,715
  Professional fees                                                       174,763                    139,911
  General and administrative                                               34,662                    106,375
  Bad debt expense (Note 10)                                               25,000                    169,988
                                                                      -------------               ----------

Total operating expenses                                                  294,425                  1,036,687
                                                                       -----------                ----------
Operating loss                                                         (  242,425)              (    375,154)
                                                                     -----------                 -----------

Other income (expenses):
  Loss on sale of assets (Note 4)                                   (      50,440)               (2,181,720)
  Interest income                                                         148,935                     3,500
  Interest expense                                                   (    372,398)              (   391,909)
                                                                     -----------                  ----------

                                                                     (    273,903)               (2,570,129)
                                                                     -----------                   ---------

Loss before income taxes                                             (    516,328)               (2,945,283)
Income taxes (benefit) (Note 8)                                                  -                        -
                                                                  -----------------         ----------------

Net Income (loss)                                                   $ (   516,328)             $ (2,945,283)
                                                                      ==========                   =========


Income (loss) per share                                         $ (           .07)        $ (           .40)
                                                                   ==============            ==============

Weighted average shares outstanding                                     7,298,854                 7,298,854
                                                                        =========                 =========






                 See accompanying notes to financial statements.



                           CABARET ROYALE CORPORATION

             Statements of Changes in Stockholders' Equity (Deficit)
                     Years ended December 31, 1996 and 1995




                                                 Common Stock             Additional
                                                                           paid-in              Retained           Total
                                            Shares          Amount          capital              earnings      equity (deficit)
                                            ------          ------          -------              --------      ----------------

Balance December 31, 1994,                  7,298,854         $ 7,299       $ 5,308,572      $ (5,846,906)     $ (   531,035)

Net Income                                                -           -           -            (2,945,283)        (2,945,283)
                                            ---------------   ---------     ----------------   ---------            ---------

Balance December 31, 1995                   7,298,854           7,299         5,308,572        (8,792,189)        (3,476,318)

Net loss                                                   -         -             -          (   516,328)       (   516,328)
                                            ----------------  --------      --------------    -----------          ----------

Balance December 31, 1996                   7,298,854         $ 7,299       $ 5,308,572      $ (9,308,517)      $ (3,992,646)
                                            =========           =====         =========         =========         =========





                 See accompanying notes to financial tatements.

                           CABARET ROYALE CORPORATION

                            Statements of Cash Flows
                     Years ended December 31, 1996 and 1995



                                                          1996                      1995
                                                          ----                      ----


Cash flows from operating activities:
 Income (loss) from continuing operations            $ (516,328)          $ (2,945,283)
   Noncash revenues, expenses, gains and losses
     included in loss from operations:
       Depreciation and amortization                          -                243,698
       Loss on sale of assets (note 4)                        -              2,181,720
       Loss on collection of note receivable             50,440                      -
   Net (increase) decrease in:
       Prepaid expenses                              (    2,926)                 1,128
       Accounts receivable - affiliates                  11,510                 81,936
   Net increase (decrease) in:
       Accounts payable                                  30,262           (     76,707)
       Accrued expenses                                 285,426                504,967
                                                        -------            -----------

  Net cash provided by (used in)
         operating activities                          (141,616)        (       8,541)
                                                        -------            -----------

Cash flows from investing activities:
   Collection of note receivable                        150,000                 -
   Sale of property and equipment                           -                  25,000
                                                     -------------        ------------

Net cash provided by investing activities               150,000                25,000
                                                        -------           ------------

Cash flows from financing activities:
   Proceeds from notes payable                              -                 150,000
   Payment on notes payable                                 -            (     31,000)
   Payments on long term debt and capital leases            -            (     64,578)
                                                      ------------        -----------

Net cash provided by financing activities                   -                  54,422
                                                       ------------      ------------

Net increase in cash and cash equivalents                 8,384                70,881

Cash and cash equivalents (overdrafts)at
beginning of year                                         1,469          (     69,412)
                                                      ---------           -----------

Cash and cash equivalents at end of year             $    9,853         $        1,469
                                                       ========           ============




                 See accompanying notes to financial statements.

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements
                           December 31, 1996 and 1995


1.       ORGANIZATION AND BUSINESS OPERATIONS
--       ------------------------------------

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--       ------------------------------------------

Consolidation policy - The Company's policy is to consolidate the accounts of Cabaret Royal Corporation and all majority owned subsidiaries under control of the parent company.

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

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements
                           December 31, 1996 and 1995


3.       BASIS OF PRESENTATION
--       ---------------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern; they do not include any adjustments that may be necessary relating to the amounts, classification and recoverability of recorded asset amounts and amounts and classification of recorded liabilities. The going concern basis might not be appropriate since the Company has incurred substantial operating losses in 1996 and 1995 and as December 31, 1996, current liabilities exceed current assets and the Company is in default on various note payable agreements (Note 5).

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

4.       SALE OF DALLAS FACILITY
--       -----------------------

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

Future principal amounts due/payable under the mortgage notes are as follows:


              December, 31 1997                  $      71,787
                           1998                         79,447
                           1999                         87,924
                           2000                         97,310
                           2001                        107,700
                           Thereafter                   903,069
                                                     ----------
                           Total                     $ 1,347,237
                                                       =========

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements
                           December 31, 1996 and 1995


4.       SALE OF DALLAS FACILITY (CONTINUED):
--       ------------------------------------

In November, 1996, due to cash flow problems, the company negotiated an early collection of the$200,440 note receivable for $150,000 resulting in a loss of $50,440.


5.       BRIDGE FINANCING NOTES PAYABLE
--       ------------------------------

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


6.       CAPITAL TRANSACTIONS
--       --------------------

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

Warrants - At December 31, 1996, the Company had 5,710,000 common stock purchase warrants outstanding. Each warrant is exercisable for one share of common stock at a purchase price ranging from $1.00 to $1.25 per share. The warrants expire in 1997 (5,670,000) and 1998 (40,000). Warrant activity for the two year period ended December 31, 1996 consists of the following:



                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements
                           December 31, 1996 and 1995


6.       CAPITAL TRANSACTIONS (CONTINUED):
--       ---------------------------------
                                                                          Warrants                       Price
                                                                          --------                       -----


                  Balance December 31, 1994                                 10,470,000                $1.00 - $2.50

                  Options granted                                                    -                        -

                  Warrants exercised                                                 -                        -

                  Warrants expired                                                   -                        -

                  Balance December 31, 1995                                 10,470,000                $1.00 - $2.50

                  Options granted                                                    -                        -

                  Warrants exercised                                                 -                        -

                  Warrants expired                                           4,760,000                $1.00 - $2.50
                                                                           -----------


                  Balance December 31, 1996                                  5,710,000                $1.00 - $1.25
                                                                           ===========



7.       FRANCHISE AGREEMENT
--       -------------------

Effective May, 1994 the Company entered into a franchise agreement with the operator of a Mexico City Club. Under the agreement the Mexico City Club has right to use the Cabaret Royale name and trademarks as well as receive guidance and assistance in developing operating procedures, promotional programs, administrative and hiring practices, among other things, in exchange for a fee ranging from 5% to 12% of gross revenues depending on club volume. In July, 1996 the Company and the franchisee renegotiated the fee to $5,000 a month through December, 1996. As of December 31, 1996 the Mexico City club owed the Company $25,000 under this arrangement. Due to poor economic conditions in Mexico, declining operations in the Mexico club and inconsistent collection history, the $25,000 has been included in allowance for doubtful accounts. The Company does not expect any future revenue from this relationship.

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

8.       INCOME TAXES
--       ------------

SFAS 109 provides for deferred tax assets for such item as depreciation and amortization timing differences and net operating loss carry forwards. Due to the Company's recent history of operating losses all such deferred tax assets have been fully offset by valuation allowances due to uncertainties regarding realization of the tax benefits in future years.

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements
                           December 31, 1996 and 1995


8.       INCOME TAXES (CONTINUED):
--       -------------------------

In 1994, a portion of the Company's net operating loss was carried back against taxes paid for 1993 net income resulting in a refund due of $3,409. Remaining net operating losses will be carried forward and available to offset future taxable income through the year 2010.


9.       CAT ENTERTAINMENT
--       -----------------

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

The warrants are subject to adjustments corresponding to those in the convertible note warrants (see Note 5). As a result, warrants increased to 4,000,000 shares and the exercise price decreased to $1.25. The warrants expired in 1996, two years from the date of issuance . In connection with the acquisition, the $2,000,000 loan was transferred to CAT.

The New York club opened for business in March 1994. CAT incurred operating losses of $5,375,205 during 1994 and closed the club on December 31, 1994. Such action resulted in subsequent default on the New York facility's rent agreement and ultimately the loss of the facility and its leasehold improvements.

On January 25, 1995, CAT filed a voluntarily petition for relief under Chapter 11 of the Federal Bankruptcy Code. On January 31, 1995 the Company sold its stock of CAT to an unrelated entity for $100. On April 6, 1995 the U.S. Bankruptcy Court converted the bankruptcy filing to a Chapter 7 liquidation proceeding under the Federhe U.S. Bankruptcy Court closing the bankruptcy proceeding  as a "no asset" case.  As a result,  CAT's assets and the  company's investment in and advances to CAT were written off at December 31, 1994 resulting in a loss on disposal of $5,700,472. In January 1995, the Company sold equipment from CAT to a related party for $69,000 to raise funds for payroll obligations. The Company does not expect to incur any significant additional losses from CAT.

The company has initiated a lawsuit against the seller of CAT alleging fraud and breech of contract. The Company seeks return of its stock and other damages.

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements
                           December 31, 1996 and 1995


9.       CAT ENTERTAINMENT (CONTINUED):
--       ------------------------------

In connection with the purchase of CAT, CAT's operation of the New York club and the bankruptcy of CAT, the Company may have various contingent claims asserted against it or which it may assert against others. The Company believes that there will not be any further adverse effects to the financial statements as a result of its ownership of CAT.


10.      RELATED PARTY TRANSACTIONS
---      --------------------------

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

11.      COMMITMENTS AND CONTINGENCIES
---      -----------------------------

In 1993, the Company entered into a two year employment agreement with the Company's President calling for compensation of $300,000 per year. In 1996, the president voluntarily reduced his compensation to $60,000 a year. At December 31, 1996 the Company owed the President $328,000 under this agreement.

                           CABARET ROYALE CORPORATION

                          Notes to Financial Statements
                           December 31, 1996 and 1995



11.      COMMITMENTS AND CONTINGENCIES (CONTINUED):
---      ------------------------------------------

An affiliate of the Company, which was a former lessee of the Dallas real estate facility (before Dallas Food and Beverage), lost a lawsuit filed in U.S. Federal district court brought by the U.S. Department of Labor. The lawsuit claimed certain entertainers were employees of such affiliate, rather than independent contractors. The affiliate and the Company president (as an individual defendant) reached a settlement with the U.S. Department of Labor for claims against them for unpaid payroll. Although the Company was not a party to the above proceedings, the results of the suits and settlement could negatively impact the Company.

The Company also is involved in various legal actions incidental to its business including the Texas Dram Shop and Liquor Liability Statue case mentioned above. In the Company's opinion, none of these proceedings will have a material adverse effect on the Company's financial position.

12.      SUPPLEMENTAL CASH FLOW INFORMATION:
---      -----------------------------------

Interest paid during 1996 and 1995 was $0 and $163,643 respectively. Noncash Investing and Financing Activities consist of the following:

In 1995, the company sold property plant and equipment with a net book value of $3,990,244 cash of $25,000, a note receivable of $200,440 and assumption of $1,574,560 in liabilities (including $150,000 due the purchaser).

In 1996, $57,159 of principal and $140,976 of related interest was paid by the purchaser of the Dallas facility directly to the mortgage note holder (Note 4).

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